Form 10QSB
period 1995-06-30
SCIENTIFIC TECHNOLOGIES INC
filed 1995-08-11
CIK 708250

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                  FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995
                                                         -------------


[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________TO__________

Commission File Number: 0-12254


                     SCIENTIFIC TECHNOLOGIES INCORPORATED
                     ------------------------------------
                                   (Issuer)


                Oregon                                 77-0170363
            -------------                              -----------
       (State of incorporation)          (I.R.S. Employer Identification Number)


   31069 Genstar Road, Hayward, California                   94544
 -------------------------------------------          ----------------
  (Address of principal executive offices)                (Zip Code)


                                (510) 471-9717
                                --------------
                          (Issuers telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 OR 15(d) of the Securities Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
    ---      ---

Common stock outstanding as of August 1, 1995 was 9,607,758 shares.

                        PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                     SCIENTIFIC TECHNOLOGIES INCORPORATED
                     ------------------------------------

                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                                  (Unaudited)


                                                            Jun. 30, 1995
                                                            -------------
                Assets
                ------
Current assets:
  Cash and cash equivalents                                   $ 3,921,000
  Short-term investments                                        1,077,000
  Accounts and notes receivable, net                            5,324,000
  Inventories                                                   3,473,000
  Receivable from Parent                                          137,000
  Other assets                                                    341,000
                                                              -----------
      Total current assets                                     14,273,000

Property and equipment, net                                     1,746,000
                                                              -----------
       Total assets                                           $16,019,000
                                                              ===========

   Liabilities and Shareholders' Equity
   ------------------------------------

Current liabilities:
  Short-term debt                                              $   21,000
  Trade accounts payable                                        2,242,000
  Accrued expenses                                              1,523,000
                                                              -----------
      Total current liabilities                                 3,786,000

Long-term debt                                                     50,000
                                                              -----------
      Total liabilities                                         3,836,000
                                                              -----------

Shareholders' equity
  Common stock: shares authorized 20,000,000
    issued and outstanding; 9,608,000
    ($.001 par value)                                              10,000
  Capital in excess of par value                                5,415,000
  Retained earnings                                             6,758,000
                                                              -----------
      Total shareholders' equity                               12,183,000
                                                              -----------

      Total liabilities and shareholders' equity              $16,019,000
                                                              ===========

                     SCIENTIFIC TECHNOLOGIES INCORPORATED
                     ------------------------------------

                     CONSOLIDATED STATEMENT OF OPERATIONS
                     ------------------------------------
                                  (Unaudited)

                                            For the three months ended

                                           Jun. 30, 1995   Jun. 30, 1994
                                           -------------   -------------
Sales                                         $8,767,000      $6,738,000

Cost of goods sold                             3,819,000       3,055,000
                                              ----------      ----------

      Gross profit                             4,948,000       3,683,000

 Operating Expenses:
  Selling, general and administrative          1,926,000       1,765,000
  Research and development                       327,000         323,000
                                              ----------      ----------
      Total operating expenses                 2,253,000       2,088,000
                                              ----------      ----------

      Income from operations                   2,695,000       1,595,000
                                              ----------      ----------

Interest income, net                              46,000          25,000
                                              ----------      ----------

      Income before income taxes               2,741,000       1,620,000

Provision for taxes on income                  1,096,000         648,000
                                              ----------      ----------

Net income                                    $1,645,000      $  972,000
                                              ==========      ==========

   Net income per share                             $.17            $.10
                                              ==========      ==========

   Weighted average common and common
        equivalent shares                      9,608,000       9,608,000
                                              ==========      ==========


                     SCIENTIFIC TECHNOLOGIES INCORPORATED
                     ------------------------------------

                     CONSOLIDATED STATEMENT OF OPERATIONS
                     ------------------------------------
                                  (Unaudited)

                                            For the six months ended

                                           Jun. 30, 1995   Jun. 30, 1994
                                           -------------   -------------
Sales                                        $17,420,000     $12,210,000

Cost of goods sold                             7,468,000       5,635,000
                                             -----------     -----------

      Gross profit                             9,952,000       6,575,000

 Operating Expenses:
  Selling, general and administrative          3,997,000       3,141,000
  Research and development                       691,000         630,000
                                             -----------     -----------
      Total operating expenses                 4,688,000       3,771,000
                                             -----------     -----------

      Income from operations                   5,264,000       2,804,000
                                             -----------     -----------

Interest income, net                             106,000          58,000
                                             -----------     -----------

      Income before income taxes               5,370,000       2,862,000

Provision for taxes on income                  2,148,000       1,145,000
                                             -----------     -----------

Net income                                   $ 3,222,000     $ 1,717,000
                                             ===========     ===========

   Net income per share                             $.34            $.18
                                             ===========     ===========

   Weighted average common and common
        equivalent shares                      9,608,000       9,608,000
                                             ===========     ===========

                     SCIENTIFIC TECHNOLOGIES INCORPORATED
                     ------------------------------------

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                     ------------------------------------
                                  (Unaudited)

                                             For the six months ended

                                           Jun. 30, 1995    Jun. 30, 1994
                                           --------------   --------------
Cash flows from operating activities
  Net income                                 $ 3,222,000      $ 1,717,000
  Adjustments to reconcile net income
   to cash provided by operating
   activities:
    Depreciation and amortization                209,000          154,000

    Changes in assets and liabilities:
      Accounts receivable, net                  (538,000)      (1,054,000)
      Inventories                             (1,106,000)        (559,000)
      Receivable from Parent                    (137,000)         396,000
      Payable to Parent                          (19,000)
      Trade accounts payable                     694,000          469,000
      Accrued expenses                           141,000          447,000
      Other                                      (90,000)          15,000
                                             -----------      -----------
        Cash flows provided by
         operating activities                  2,376,000        1,585,000
                                             -----------      -----------
Cash flows from investing activities
  Investment in intangibles and fixed
   assets                                       (455,000)        (634,000)
  Sale (Purchase) of short-term
   investments                                    56,000         (694,000)
        Cash flows used in investing         -----------      -----------
         activities                             (399,000)      (1,328,000)
                                             -----------      -----------
Cash flows from financing activities
  Increase (decrease) in debt                    (15,000)         (27,000)
  Dividends                                     (288,000)        (238,000)
                                             -----------      -----------
        Cash flows used in financing
         activities                             (303,000)        (265,000)
                                             -----------      -----------
Change in cash and cash equivalents            1,674,000           (8,000)

Cash and cash equivalents at beginning
 of period                                     2,247,000          103,000
Cash and cash equivalents at end of          -----------      -----------
 period                                      $ 3,921,000      $    95,000
                                             ===========      ===========
Supplemental disclosure of cash flow
 information:
  Cash paid during the period for
   interest                                  $     4,000      $     8,000
  Cash paid to the Parent for income
   taxes                                     $ 2,148,000      $ 1,145,000


                     SCIENTIFIC TECHNOLOGIES INCORPORATED
                     ------------------------------------

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                ----------------------------------------------

     The consolidated financial statements as of June 30, 1995 and the three and six months ended June 30, 1995 and 1994 are unaudited. In the opinion of management, they reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results of these periods but may not necessarily be indicative of the results to be expected for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been consolidated or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in Scientific Technologies Incorporated's Annual Report to Shareholders on Form 10-KSB for the year ended December 31, 1994.

1.   INVENTORIES

     Inventories consist of the following:

                                           Jun. 30, 1995
                                           -------------

               Raw Materials                  $1,920,000
               Work in Process                   519,000
               Finished Goods                  1,034,000
                                              ----------
                                              $3,473,000
                                              ==========


2.   NET INCOME PER SHARE

     Net income per common share is computed based on the weighted average number of shares outstanding during the period. There were no options or warrants outstanding during the periods presented.

3.   DIVIDEND PAID

     On March 1, 1995, the Company declared a cash dividend of $.06 per share on all its pre-split common shares. This dividend was paid on April 3, 1995 to shareholders of record on March 24, 1995. Approximately 87% of the outstanding common stock of the Company is beneficially owned by Scientific Technology Incorporated (the Parent), a California corporation under common control with the Company. Dividends paid to Scientific Technology Incorporated were applied to the Receivable from Parent account.


4.   STOCK SPLIT

     On June 16, 1995, the Board of Directors approved a stock split whereby each one share of Common Stock of the Company issued and outstanding on the record date would be split up and converted into two shares of common stock. The record date for this stock split was July 6, 1995 and the shareholders of record at the close of business on that date were entitled to receive one additional share of Common Stock of the Company for each one share of Common Stock held on that date. The payable date for the stock split was July 27, 1995. All share and per share numbers have been restated to reflect this split.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
- -------------------------------------------------------------------------
RESULTS OF OPERATIONS
- ---------------------



                             Results of Operations
                             ---------------------

     Sales for the three and six months ended June 30, 1995 increased 30% and 43% respectively to records of $8,767,000 and $17,420,000 from $6,738,000 and
$12,210,0000 recorded in the same periods in 1994. This was primarily the result of continued acceptance of the Company' products and a slightly lower overall distributor discount rate.

     In the fourth quarter of 1995, the Company will relocate to a new facility being constructed for its use. While, the Company will take all necessary steps to minimize disruption of its business, there can be no guarantee that some temporary interruption will not occur.

     Gross margin as a percent of sales increased to 56% during the second quarter of 1995, and to 57% during the first six months of 1995, compared to 55% and 54% in the respective 1994 periods. This was primarily the result of improved economies of scale associated the increased volume and lower overall discount rates. Competitive pressures could have a negative effect on this lower discount rate trend, which may reduce gross margins in the future.

     Selling, general and administrative costs increased 9% to $1,926,000 in the second quarter and 27% to $3,997,000 in the first half of 1995 from $1,765,000 and $3,141,000 in the comparable 1994 periods. This was primarily the result of increased selling expenses associated with the higher levels of revenue. Selling, general and administrative expenses as a percent of sales declined to 22% in the second quarter of 1995 from the 26% reported in 1994 and to 23% during the six months ended June 30, 1995 from 26% during the six months ended June 30, 1994.

     Research and development expenses rose to $327,000 in the second quarter of 1995 from $323,000 in 1994. Year to date research and development expenses rose to $691,000 during the first six months of 1995 compared to $630,000 in 1994. Research and development expenses were 4% of sales for the three and six months ended June 30, 1995 compared to 5% for the comparable 1994 periods.

     Interest income, net increased to $46,000 and $106,000 for the three and six months ended June 30, 1995 compared to $25,000 and $58,000 for the same periods in the prior year. This was primarily the result of increased income from short-term investments offsetting reduced interest income from the Parent.

     The Company's provision for income taxes was $1,096,000 and $2,148,000 for the three and six months ended June 30, 1995 compared to $648,000 and $1,145,000 for the comparable periods in 1994.

     The growth in revenues, gross margins and income experienced by the Company in recent quarters is not necessarily indicative of future results. In view of the significant growth of the Company's operations in recent years, the Company believes that period to period comparisons of its financial results should not be relied upon as an indication of future performance.

                        Liquidity and Capital Resources
                        -------------------------------

     At June 30, 1995 the Company's working capital was $10,487,000, a 34% increase from the $7,807,000 reported at December 31, 1994. This was due to increases in cash equivalents, short-term investments, accounts receivable and inventory and lower short-term debt, which offset increased trade accounts payable and accrued expenses.

     The Company reduced its bank borrowings by $15,000 during the first six months of 1995 to $71,000. Available bank borrowings were $2,500,000 at March 31, 1995. The Company believes that cash from operations, together with its cash resources and available bank borrowings, should be adequate to fund its working capital requirements through at least the remainder of 1995.



                          PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- -----------------------------------------------------------

     At the Annual Meeting of shareholders held on May 25, 1995, the shareholders reelected Anthony R. Lazzara, Joseph J. Lazzara, James A. Lazzara, James A. Ashford, Carl H. Frei and Bernard L. Ploshay to the Board of Directors and approved the selection of Price Waterhouse as the Company's independent accountants.

SIGNATURES
- ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            SCIENTIFIC TECHNOLOGIES INCORPORATED
                                            ------------------------------------
                                                         Registrant


Date:  August 11, 1995                      /s/    Joseph J. Lazzara
       ---------------               -------------------------------------------
                                                   Joseph J. Lazzara
                                       President and Chief Executive Officer
                                     (Principal Executive and Financial officer)


Date:  August 11, 1995                      /s/    Richard O. Faria
       ---------------               -------------------------------------------
                                                   Richard O. Faria
                                             Vice-President and Controller
                                            (Principal Accounting Officer)