Form 10QSB
period 1995-09-30
SCIENTIFIC TECHNOLOGIES INC
filed 1995-11-14
CIK 708250

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995
                                                        ------------------


[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________TO__________

Commission File Number: 0-12254


                     SCIENTIFIC TECHNOLOGIES INCORPORATED
                     ------------------------------------
                                   (Issuer)


               Oregon                                         77-0170363
---------------------------------               --------------------------------------
       (State of incorporation)                 (I.R.S. Employer Identification Number)


  31069 Genstar Road, Hayward, California                            94544
 -------------------------------------------    --------------------------------------
  (Address of principal executive offices)                        (Zip Code)

                                (510) 471-9717
--------------------------------------------------------------------------------
                          (Issuers telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 OR 15(d) of the Securities Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  Yes  X    No____
     -----



Common stock outstanding as of November 1, 1995 was 9,607,758 shares.

                        PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                     SCIENTIFIC TECHNOLOGIES INCORPORATED
                     ------------------------------------

                          CONSOLIDATED BALANCE SHEET
                          --------------------------
                                  (Unaudited)

                                    Assets                  Sep. 30, 1995
                                                            -------------
Current assets:
  Cash and cash equivalents                                  $ 4,897,000
  Short-term investments                                       1,057,000
  Accounts and notes receivable, net                           6,460,000
  Inventories                                                  2,897,000
  Other assets                                                   288,000
                                                              ----------
      Total current assets                                    15,599,000

Property and equipment, net                                    1,884,000
                                                              ----------
       Total assets                                          $17,483,000
                                                              ==========

                     Liabilities and Shareholders' Equity
                     ------------------------------------

Current liabilities
  Short-term debt                                            $    17,000
  Trade accounts payable                                       2,017,000
  Payable to Parent                                              743,000
  Accrued expenses                                             1,512,000
                                                              ----------
      Total current liabilities                                4,289,000

Long-term debt                                                    50,000
                                                              ----------
      Total liabilities                                        4,339,000
                                                              ----------
Shareholders' equity

  Common stock: shares authorized 20,000,000
    issued and outstanding; 9,608,000
    ($.001 par value)                                             10,000
  Capital in excess of par value                               5,415,000
  Retained earnings                                            7,719,000
                                                              ----------
      Total shareholders' equity                              13,144,000
                                                              ----------
      Total liabilities and shareholders' equity             $17,483,000
                                                              ==========

                     SCIENTIFIC TECHNOLOGIES INCORPORATED
                     ------------------------------------

                     CONSOLIDATED STATEMENT OF OPERATIONS
                     ------------------------------------
                                  (Unaudited)


                                             For the three months ended


                                         Sep. 30, 1995        Sep. 30, 1994
                                         -------------        -------------

Sales                                       $9,479,000           $6,281,000

Cost of goods sold                           4,503,000            2,909,000
                                            ----------           ----------

      Gross profit                           4,976,000            3,372,000

 Operating Expenses:
  Selling, general and administrative        1,968,000            1,602,000
  Research and development                     437,000              352,000
                                            ----------           ----------
      Total operating expenses               2,405,000            1,954,000
                                            ----------           ----------

      Income from operations                 2,571,000            1,418,000

Interest income, net                            72,000               28,000
                                            ----------           ----------

      Income before income taxes             2,643,000            1,446,000

Provision for taxes on income                1,057,000              578,000
                                            ----------           ----------

Net income                                  $1,586,000           $  868,000
                                            ==========           ==========

   Net income per share                     $      .17           $      .09
                                            ==========           ==========

   Weighted average common and common
        equivalent shares                    9,608,000            9,608,000
                                            ==========           ==========

                     SCIENTIFIC TECHNOLOGIES INCORPORATED
                     ------------------------------------

                     CONSOLIDATED STATEMENT OF OPERATIONS
                     ------------------------------------
                                  (Unaudited)


                                             For the nine months ended


                                         Sep. 30, 1995       Sep. 30, 1994
                                         -------------       -------------

Sales                                      $26,899,000         $18,491,000

Cost of goods sold                          11,972,000           8,544,000
                                           -----------         -----------

      Gross profit                          14,927,000           9,947,000

 Operating Expenses:
  Selling, general and administrative        5,964,000           4,742,000
  Research and development                   1,128,000             983,000
                                           -----------         -----------
      Total operating expenses               7,092,000           5,725,000
                                           -----------         -----------

      Income from operations                 7,835,000           4,222,000

Interest income, net                           177,000              87,000
                                           -----------         -----------

      Income before income taxes             8,012,000           4,309,000

Provision for taxes on income                3,205,000           1,724,000
                                           -----------         -----------

Net income                                 $ 4,807,000         $ 2,585,000
                                           ===========         ===========

   Net income per share                    $       .50         $       .27
                                           ===========         ===========

   Weighted average common and common
        equivalent shares                    9,608,000           9,608,000
                                           ===========         ===========

                     SCIENTIFIC TECHNOLOGIES INCORPORATED
                     ------------------------------------

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                     ------------------------------------
                                  (Unaudited)

                                            For the nine months ended

                                          Sep. 30, 1995   Sep. 30, 1994
                                          -------------   -------------

Cash flows from operating activities
  Net income                                $ 4,807,000     $ 2,585,000
  Adjustments to reconcile net income
   to cash
    provided by operating activities:
    Depreciation and amortization               335,000         241,000

    Changes in assets and liabilities:
      Accounts receivable, net               (1,673,000)       (821,000)
      Inventories                              (531,000)       (764,000)
      Receivable from Parent                                    847,000
      Payable to Parent                         724,000
      Trade accounts payable                    468,000         534,000
      Accrued expenses                          130,000         595,000
      Other                                     (58,000)        (24,000)
                                            -----------     -----------
        Cash flows provided by
         operating activities                 4,202,000       3,193,000
                                            -----------     -----------

Cash flows from investing activities
  Investment in intangibles and fixed
   assets                                      (696,000)       (768,000)
  Sale (Purchase) of short-term
   investments                                   76,000      (1,515,000)
                                            -----------     -----------
        Cash flows used in investing
         activities                            (620,000)     (2,283,000)
                                            -----------     -----------

Cash flows from financing activities
  Increase (decrease) in debt                   (19,000)        (41,000)
  Dividends                                    (913,000)       (717,000)
                                            -----------     -----------
        Cash flows used in financing
         activities                            (932,000)       (758,000)
                                            -----------     -----------
Change in cash and cash equivalents           2,650,000         103,000

Cash and cash equivalents at beginning
 of period                                    2,247,000         152,000
                                            -----------     -----------
Cash and cash equivalents at end of
 period                                     $ 4,897,000     $   255,000
                                            ===========     ===========

Supplemental disclosure of cash flow
 information:
  Cash paid during the period for
   interest                                 $     5,000     $     9,000
  Cash paid to the Parent for income
   taxes                                    $ 3,205,000     $ 1,724,000

                     SCIENTIFIC TECHNOLOGIES INCORPORATED
                     ------------------------------------

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                ----------------------------------------------

  The consolidated financial statements as of September 30, 1995 and the three and nine months ended September 30, 1995 and 1994 are unaudited. In the opinion of management, they reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results of these periods but may not necessarily be indicative of the results to be expected for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been consolidated or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in Scientific Technologies Incorporated's Annual Report to Shareholders on Form 10-KSB for the year ended December 31, 1994.

  1. INVENTORIES

    Inventories consist of the following:

                                          Sep. 30, 1995
                                          -------------

            Raw Materials                    $1,446,000
            Work in Process                     489,000
            Finished Goods                      962,000
                                             ----------
                                             $2,897,000
                                             ==========

  2. NET INCOME PER SHARE

     Net income per common share is computed based on the weighted average number of shares outstanding during the period. There were no options or warrants outstanding during the periods presented.

  3. DIVIDEND PAID

     On September 1, 1995, the Company paid a quarterly cash dividend of $.035 per share on all its common shares, to shareholders of record on August 22, 1995. On July 5, 1995, the Company paid a quarterly cash dividend of $.03 per share on all its common shares, to shareholders of record on June 23, 1995. Approximately 87% of the outstanding common stock of the Company is beneficially owned by Scientific Technology Incorporated (the Parent), a California corporation under common control with the Company. Dividends paid to Scientific Technology Incorporated were applied to the Receivable from or Payable to Parent accounts.

  4. STOCK SPLIT

     On June 16, 1995, the Board of Directors approved stock split whereby each one share of Common Stock of the Company issued and outstanding on the record date would be split up and converted into two shares of common stock. The record date for this stock split was July 6, 1995 and the shareholders of record at the close of business on that date were entitled to receive one additional share of Common Stock of the Company for each one share of Common Stock held on that date. The payable date for the stock split was July 27, 1995. All share and per share numbers have been restated to reflect this split.

ITEM 2 . MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
-------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------



                             Results of Operations
                             ---------------------

  Sales for the three and nine months ended September 30, 1995 increased 51% and 45% respectively to records of $9,479,000 and $26,899,000 from $6,281,000 and
$18,491,000 recorded in the same periods in 1994. This was primarily the result of increased distributor sales and sales to Original Equipment Manufacturers
(OEMs).

   Gross profit increased 48% to $4,976,000 for the third quarter of 1995 from $3,372,000 for the third quarter of 1994 and increased 50% to $14,927,000 for the first nine months of 1995 from $9,947,000 for the first nine months of 1994. Gross margin declined to 53% during the third quarter of 1995 compared to 54% in the comparable quarter of 1994. The increased distributor and OEM sales resulted in higher overall discount rates, thereby reducing the Company's gross margin. The Company anticipates that continued sales volume growth will come through its distributor and OEM network. Higher discount rates associated with these sales could continue to have a negative effect on gross margins. Gross margin for the first nine months of 1995 was 56% compared to 54% for the comparable period in 1994. The increase was the result of improved economies of scale associated with the increased sales volume, offset to some extent by the growth in distributor and OEM sales.

   Selling, general and administrative expenses as a percent of sales declined to 21% in the third quarter of 1995 from the 26% reported in 1994 and to 22% during the first nine months of 1995 from 26% during the first nine months 1994. Selling, general and administrative costs increased 23% to $1,968,000 in the third quarter and 26% to $5,964,000 in the first nine months of 1995 from $1,602,000 and $4,742,000 in the comparable 1994 periods. This was primarily the result of increased selling expenses associated with the higher levels of sales.


  Research and development expenses rose to $437,000 in the third quarter of 1995 from $352,000 in 1994. Research and development expenses rose to $1,128,000 during the first nine months of 1995 compared to $983,000 during the first nine months of 1994. Research and development expenses were 5% and 4% of sales for the three and nine months ended September 30, 1995 compared to 6% and 5% for the comparable 1994 periods.

   Interest income, net increased to $72,000 and $177,000 for the three and nine months ended September 30, 1995 compared to $28,000 and $87,000 for the comparable periods in 1994. This was primarily the result of increased income from short-term investments offsetting reduced interest income from the Parent.

  The Company's provision for income taxes was $1,057,000 and $3,205,000 for the three and nine months ended September 30, 1995 compared to $578,000 and $1,724,000 for the comparable periods in 1994.

  The growth in sales, gross profit and income experienced by the Company in recent quarters is not necessarily indicative of future results. In view of the significant growth of the Company's operations in recent years, the Company believes that period to period comparisons of its financial results should not be relied upon as an indication of future performance.

   In the fourth quarter of 1995, the Company will relocate to a new facility being constructed for its use and located five miles from its present location. While, the Company will take all necessary steps to minimize disruption of its business, there can be no guarantee that some temporary interruption will not occur.


                        Liquidity and Capital Resources
                        -------------------------------

  At September 30, 1995 the Company's working capital was $11,310,000, a 45% increase from the $7,807,000 reported at December 31, 1994. This was due to cash generated from operations, increased accounts receivable and inventory and lower short-term debt, which offset increased trade accounts payable, payable to Parent and accrued expenses. The Payable to Parent account represents the net amounts of activity including cash received, cash disbursed and amounts owed to Parent for allocated charges and dividends.

  The Company reduced its bank borrowings by $19,000 during the first nine months of 1995 to $67,000. Available bank borrowings were $2,500,000 at September 30, 1995. The Company believes that cash from operations, together with its cash resources and available bank borrowings, should be adequate to fund its working capital requirements through at least 1996.



                          PART II - OTHER INFORMATION
None

SIGNATURES
----------

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            SCIENTIFIC TECHNOLOGIES INCORPORATED
                                            ------------------------------------
                                                    Registrant


Date:  November 13, 1995                               /s/Joseph J. Lazzara
       -----------------                         -------------------------------
                                                        Joseph J. Lazzara
                                                 President and Chief Executive
                                                            Officer
                                                    (Principal Executive and
                                                       Financial officer)




Date:  November 13, 1995                               /s/ Richard O. Faria
       -----------------                         ------------------------------
                                                        Richard O. Faria
                                                 Vice-President and Controller
                                                (Principal Accounting Officer)