Form 10KSB40
period 1995-12-31
SCIENTIFIC TECHNOLOGIES INC
filed 1996-03-27
CIK 708250

                      SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

This document consists of 41 pages, of which this page is number 1. The index to Exhibits is on page 32.

                                  FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
[X] Annual report  pursuant to section 13 or 15 (d) of the Securities Exchange
    Act of 1934 (Fee Required) for the fiscal year ended December 31, 1995

[ ] Transition report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934 (No Fee required) for the transition period from ______ to ______

Commission file number 0-12254

                      SCIENTIFIC TECHNOLOGIES INCORPORATED

Incorporated in Oregon                        IRS Employer Identification
                                              Number:77-0170363

Address of principal executive offices:       Telephone: (510) 608-3400
6550 Dumbarton Circle, Fremont, CA 94555

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:

                                            Name of each exchange on
       Title of Class                           which registered
-----------------------------           --------------------------------
Common Stock, $.001 Par Value            NASDAQ National Market System

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months, and (2)
has been subject to such filing requirements for the past 90 days. Yes   X
                                                                       -----
No ___

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                                     -----

The issuer's revenue for the most recent fiscal year was $36,006,000.

The aggregate market value of voting stock held by non-affiliates of the Registrant, based on the closing sales price of Common Stock on March 1, 1996 as reported by the National Association of Securities Dealers Automatic Quotation System, was approximately $17,073,000. Such amount excludes shares held by registrant's current directors and officers and by each person who owns 5% or more of the outstanding Common Stock in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant's Common Stock outstanding as of March 1, 1996 was 9,607,758 shares.

                                    PART I
                                    ------

ITEM 1. DESCRIPTION OF THE BUSINESS
-----------------------------------

BUSINESS DEVELOPMENT
--------------------

  Scientific Technologies Incorporated (the "Company" or "STI"), operates in one industry segment, namely the design, manufacture and marketing of electrical and electronic industrial controls. The Company's products include: safety light guards, profiling scanners, factory automation sensors, controls, components, microcomputers, fiber optics, optical and radio frequency data communications, power monitoring, safety mats, and other electronic equipment supplied to industrial automation, commercial and defense customers.

            The Company is organized into three product divisions:
            - Optical Sensor Division ("OSD")
            - Control Components Division ("CCD")
            - Datricon Division ("DATRICON")

  Eighty seven percent of the Company's stock is currently held by Scientific Technology Inc., a California corporation (the "Parent").

BUSINESS OF THE ISSUER
----------------------

PRODUCTS
--------

1. Safety Automation Products, Optical Sensors, Wireless Communications.
  -----------------------------------------------------------------------

        OSD designs, manufactures and markets a wide variety of safety light guards, photoelectric sensors, fiberoptic sensors, optical data links, and optical profiling scanners employing patented technology under eight registered trade names. The division markets and distributes several products manufactured by others.

     a. Safety Light Guards. The division's leading product group is a family of
        --------------------
     safety light guards, also called presence sensing devices or safety light curtains, used to safeguard personnel in manufacturing environments near robots and moving machinery. Several product variations are offered by OSD in order to best provide a complete line of optical guarding solutions.

        The division also manufactures and markets a miniaturized light guard called the MiniSafe/(R)/, designed for inclusion in systems offered by original equipment manufacturers ("OEM") and other small guarding needs where limited space precludes using larger light curtains. The MiniSafe 4300 is available in four-inch increments ranging from four inches in coverage height to 64 inches. The operating distance is up to 30 feet.

        The MiniSafe MS4400 Series, introduced in 1992, offers a longer range product, up to 50 feet, in a larger, more robust package. The MS4400 series includes Individual Beam Indicators which provide the customer with a visual indicator of the status of each individual beam in the series array. The Individual Beam Indicators assist in both the installation and operation of the MiniSafe.

        The FlexSafe/(R)/ is a segmented safety light curtain that offers greater flexibility and machine guarding for the unusually shaped application. Instead of a single head comprising the transmitter and a single head comprising the receiver, the FlexSafe is offered with two or more segments comprising each transmitter and receiver. The respective transmitter and receiver segments are connected with flexible cables to facilitate fitting to the machinery. The OptoSafe/(R)/ P4100 series is offered in units ranging from six inches to 96 inches. The operating distance, or protective width, is 100 feet.

        In 1995, the Company introduced the Microsafe/TM/ safety light curtain, the most compact, full featured system available. Designed for use in tight locations where space is limited, the small size of the MicroSafe allows it to be easily integrated with the support framing used on many automated industrial machines.

        Selected models of the safety light curtain products are independently laboratory certified to one or more of the following safety and electrical standards including: UL, CSA and British Standards BS6491.

     b.  Other Safety Automation Products. Guardmaster safety interlock switches
         ---------------------------------
     are hinged, sliding, or lift-off guards and barriers that work together with STI safety switches. When the guard is opened, the power supply to the machine is disconnected. OptoMat/TM/ safety mats are designed for use in industrial environments where safety enhancements or zone detection is required. The mats are sensitive to foot or vehicular traffic. TouchStart/TM/ capacitive palm switches for two hand control applications actuate with a soft touch. The PA4400 and PA4500 Perimeter Access Guarding Systems, introduced in 1993, are designed for perimeter protection around the boundaries of large automated machining centers and robotic work cells.


     c. Optical Profiling Scanners. In today's industrial environment, non-
        ---------------------------
     contact, on-the-move sensing is vital to control automated processes and improve industrial productivity. STI has developed a diverse line of optical profiling scanner products. These scanners, (PartScan/TM/, ValuScan/TM/, and FastScan/TM/) provide non-contact sensing on a wide variety of customer applications.

        The ValuScan is a family of high speed, microprocessor based profiling scanners designed to provide an economical way to measure the physical size of various objects. The modular design of the ValuScan enables the user to select among various infrared beam spacings, size of the scanned area, single or multiple axis and many output and programming functions.

        The FastScan uses a high speed, digital signal processor and sensing electronics to determine object size, profile, geometry and positions accurate to 0.1 inches in minimum detectable object size. The built-in software of the FastScan provides the user with random access capability to selectively scan in any order or location in the sensing field. This course scanning technique is used when the FastScan is searching for objects of a known minimum size. When an object is found, the scanner switches to a high resolution mode for more precise object location and size.

        These scanners verify part presence, measure products in both X and Y axes, scan for package sorting applications, detect flaws caused by holes or tears in moving webs of material and control slack loops in rolled material, among many other applications.

        The ValuScan and FastScan are microprocessor-based products which greatly simplify configuring an object measurement system. Software is included for a variety of scanning applications. STI can customize the software for a customer's specific needs.

       In 1995 the Company introduced the STI VSS6600 vehicle scanner series of high speed, profiling scanners utilized in highway toll collection systems. These scanners are used for both detection and vehicle classification, providing imaging information to a host computer which determines the appropriate toll to be charged in a automatic fare collection application.

     c. Photoelectric Sensors. OSD manufactures and/or markets a variety of
        ---------------------
     photoelectric (OptoSwitch/(R)/,OmniProx /(R)/) and fiberoptic sensors (Fiberlens/(R)/) used for detecting the presence or absence of objects in a wide selection of factory automation applications.

        Fiberoptic sensors utilize flexible glass or plastic fiberoptic cable to traverse the light beam from the solid state light source to the receiving electronics. This cable is very small, and depending upon its design, can provide resistance against high temperatures, corrosive chemicals or repeated flexing. Fiberoptic sensors are often used in confined spaces and in environments where standard photoelectric sensors would not survive.

        Typical uses and applications for photoelectric and fiberoptic sensors include, canning and bottling lines, conveyor warehousing, palletizing, printing, food processing, plastic molding, wood and forest products industry, automotive manufacturing, material handling and a variety of other applications in a diverse selection of industries.

        OSD also acts as the exclusive distributor in the US and Canada for the Elesta brand of photoelectric sensors. These high quality, self contained photoelectrics are manufactured in Switzerland by Elesta, a subsidiary of Grossenbacher. The Elesta line is complementary to the STI manufactured photoelectric sensors.

     d. Other Products. OSD also manufactures and/or markets a line of optical
        ---------------
     communications data links (OptoData/(R)/) and spread spectrum radio frequency modems (SpectraData/TM/).

        The Optical Sensor Division's products are utilized in a wide variety of applications throughout a broad industrial base. OSD product users include companies in the automotive, machine tool, metal forming, robotics, electronics, material handling, packaging, food processing, pulp and paper, forest products, personal care products, printing, chemical, defense and textile industries.

        The Company has a strategic relationship with Guardmaster, Ltd., a manufacturer of machine safety interlocks based in the United Kingdom. These safety devices are physically connected to a sliding, hinged or lift-off mechanical machine guard and, when the guard is opened, disconnect power to the protected machine. The function and design of Guardmaster interlocks are complementary to the STI range of safety products. An affiliate of Guardmaster is the distributor for the STI product line in the United Kingdom.

        To cover this diversified industrial market, the division's products are marketed primarily through more than 423 US. distributors and sales representatives and 41 foreign distributors. Customers include end-users and original equipment manufacturers.

2. Control Components, Power Monitoring and Defense Electronics.
   -------------------------------------------------------------

        This market is served by the Control Components Division, which manufactures and markets a wide variety of sensors and relays for commercial and defense customers. Products include custom magnetic components, current sensors, RPM sensors, voltage sensors, current monitors, time delay relays, flashers, phase sequence relays and indicators, DC to DC converters, and isolation transformers. CCD also manufactures and markets a line of power supplies for lasers.

        CCD is qualified as a supplier of a variety of military-specified sensors and controls. Many of the division's products are selected for use on military and general aviation aircraft and ground support systems. Products are sold to original equipment manufacturers, government agencies and end users.

        Marketing of CCD's products is accomplished primarily through direct sales and, to a lesser degree by an independent European sales representative.

3. Industrial Control Microcomputers, Peripherals and Software.
   -------------------------------------------------------------

        The Datricon Division designs and produces modular, board-level, computer products.

        The division's present product line consists of a series of single board microcomputers and related peripheral boards for industrial applications and use by original equipment manufacturers, and pre-packaged systems. Most of the division's microcomputers are constructed on a single circuit board and are designed using a set of electrical and mechanical connections known as "STD-Bus". STD-Bus is one of several competing electronic bus structures used for microcomputers and peripherals in the industrial automation control marketplace.

        The Datricon products can be used in a wide range of customer applications, including remote-controlled robots, process control equipment, measuring instrumentation, plastics manufacturing, lighting controls, semiconductor processing equipment, photographic processing and automatic test equipment. Customers are end-users and original equipment manufacturers. Datricon's products are marketed directly to its customers.


SOURCES AND AVAILABILITY OF COMPONENTS
--------------------------------------

  The Company maintains an inventory of components and parts for its manufacturing activities. There are many sources for most of the components needed; however, some products, components and sub-assemblies are obtained from sole sources in order to obtain pricing or supply efficiencies. In the event of supply interruptions from these vendors, the Company believes most sole source components could be obtained from other suppliers, but this would require the transfer of tooling or designs or the redesign of the Company's product to utilize components from an alternate source. Delays would be incurred in switching to an alternate source and could have an adverse effect on operations.

  The Company also derives revenue from the distribution of products from third party manufacturers. In the event such arrangements are terminated or the third party products otherwise become unavailable, the Company's results of operations could be adversely affected.

RESEARCH AND DEVELOPMENT
------------------------

  In order to meet the changing needs of its customers, the Company continuously engages in research and development both to introduce new products and to improve existing products. In addition, the divisions modify products as necessary to meet original equipment manufacturers' requirements.

  In 1995 and 1994, the Company spent $1,598,000 and $1,370,000, respectively, for engineering, research and development. The Company anticipates that the level of research and development expenditures in the future may be higher than 1995.

PATENTS AND TRADEMARKS
----------------------

  The Company holds seven US. patents. In addition, the Company has been licensed by its Parent to use three patents for its products and thirteen US. registered trademarks, including the use of the Parent's logo "STI". Products under the following US. registered trademarks have also been licensed:
"OMNIPROX," "OPTOSWITCH," "OPTODATA," "MINISAFE," "OPTOSAFE," "FIBERLENS," "BEAMSAFE," "FASTSCAN," "SPECTRADATA," "FLEXSAFE" and "MICROSAFE". The Company has filed for additional patent protection on certain technologies.

  Because of the rapid rate of technology change in the electronics industry, the Company believes its success in the future depends on the quality of its products and services and the technical skills of its personnel to adapt to technological developments, rather than solely on its patents.

GOVERNMENT BUSINESS
-------------------

  The Company provides components, controls and systems both directly to governmental agencies and to many major government contractors, especially from its Control Components Division.

  Only 1% of 1995 and 1994 sales were made directly to governmental agencies. Aggregate sales to both government agencies and government contractors represented 3% of sales in 1995 and 1994, respectively.

COMPETITION
-----------

  The industry in which the Company operates is competitive and subject to rapid technological change. Many of the Company's competitors are significantly larger and possess greater financial and other resources.

  Competitors of the OSD Division include, among others, Honeywell, Allen Bradley, Eaton Corporation, Banner Engineering, Sick, Cutler Hammer, Acme Cleveland, Data Instruments, Link Controls and Omron. Competitors of the CCD division include several of the above-mentioned firms and also SCI Systems, Inc., Technitrol, Logitek, Hi-G and Xentek. Datricon's competitors include Mizar, Pro-Log, and Ziatech. In addition, the Company faces indirect competition from present and potential customers who from time to time evaluate the "make or buy" decision of whether to manufacture their own components or purchase them from outside sources.

  Competition is based primarily upon product quality, performance and price. The Company believes that it generally competes favorably as to these factors. To maintain its competitive position, the Company will continue to devote substantial resources to the development of new products. See "Research and development."

MAJOR CUSTOMERS
---------------

One customer, an independent distributor, represented 19% of sales in 1995 and 18% in 1994. Because of the Company's diverse customer base, no other customer represented more than 8% of sales.

COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS
-------------------------------------------------------

Compliance with environmental protection laws or similar ordinances is not expected to have any material affect on the business of the Company.


EMPLOYEES
---------

At December 31, 1995, the Company employed approximately 213 full time employees. Included in this total was the common manufacturing, support and administrative staff that the Company shares with the Parent and other subsidiaries of the Parent at the Dumbarton Circle facility, in Fremont, California.

  None of the employees are represented by unions, and there has never been a disruption of operations due to a labor dispute.

  Many of the Company's employees are skilled in technical and engineering disciplines and the future success of the Company will depend, in part, upon its ability to attract and retain such employees. The Company believes that its relations with its employees are good.

ITEM 2. DESCRIPTION OF PROPERTY.
---------------------------------

        The Company owns no real estate. See Note 6 of Notes to Consolidated Financial Statements for information regarding lease commitments.

  In the fourth quarter of 1995 the Company relocated its manufacturing operations, corporate headquarters, administrative, engineering and sales offices to a 95,000 square foot facility located at 6550 Dumbarton Circle, Fremont, California. The facility is owned by the Parent and the Company leases approximately 70,000 square feet for its use. The Company believes its current facilities will be adequate for the foreseeable future. This relocation has resulted in consolidation of the Company's operations into a single larger facility.

  The Company maintains insurance policies for property, casualty, fire, business interruption, workers compensation, general liability and product liability. There can be no assurance that in the future, the Company will continue to be able to obtain such insurance on commercially and economically feasible terms. In the event the Company were to suffer a claim not covered by insurance, such claim could have an adverse effect on the Company's operations or financial condition.

ITEM 3. LEGAL PROCEEDINGS.
--------------------------

  The Company is a defendant in litigation which arose in the normal course of business. The Company believes that it is unlikely that the outcome of the litigation will have an adverse material effect on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------------------------------------------------------------

  None.

                                    PART II
                                    -------

ITEM 5. MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------

 All share and per share information set forth below has been adjusted to give effect to the Company's two for one stock split in July 1995.

MARKET INFORMATION
------------------
       The Company's common stock is traded on the NASDAQ Stock Market under the symbol STIZ. The stock tables in most daily newspapers list the Company as "SciTech".


Price of Common Stock
------------------------------------------
     1995                         High        Low      1994          High          Low
     1st Quarter             $     6-1/8   $ 4-1/8     1st Quarter   $ 7-1/4    $ 4-1/2

     2nd Quarter                  21-3/4     5-1/4     2nd Quarter     6-3/8      3-1/4

     3rd Quarter                  25        14-3/8     3rd Quarter     6-1/4      4

     4th Quarter                  20-/1//2  11         4th Quarter     7-5/8      4-1/4

The closing sales price on March 1, 1996 was $13.63 per share.

HOLDERS
-------
       There were 761 stockholders of record on March 1, 1996.

DIVIDENDS
---------

       In 1994, regular quarterly dividends of $.025 per share were paid on April 22, July 9, September 4, and December 1. In 1995, regular quarterly dividends of $.03 per share were paid on April 3, and July 5, and $.035 per share on September 1, and December 1. On March 6, 1996, the Company declared a regular quarterly dividend of $.04 per share, payable on April 1, 1996 to shareholders of record on March 22, 1996.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
---------------------------------------------------------
        CONDITION AND RESULTS OF OPERATIONS
        -----------------------------------
  The following section contains certain forward looking statements based on current expectations. Actual results may differ materially. Among the factors which could effect actual results are those listed under "Business Factors"
                                    below.

                             RESULTS OF OPERATIONS
                             ---------------------
SALES
-----
STI enjoyed record growth in 1995 with sales increasing by 38% from $26.1 million in 1994 to $36.0 million in 1995. The most important factor driving the growth was an increase in units shipped. We also attribute part of this growth to our efficient operating system and to our continuing introduction of new products. The table below illustrates the comparison between the previous two years operating performance

                                       1995   1994
                                       -----  -----
Sales                                   100%   100%
                                       ----   ----
Gross profit                             55     53
                                       ----   ----
Operating expenses:
 Selling, general and administrative     22     25
 Research and development                 4      5
                                       ----   ----
      Total operating expenses           26     30
                                       ----   ----
Income from operations                   29     23
Interest income, net                      1
                                       ----   ----
Income before taxes                      30     23
Provision for income taxes               12      9
                                       ----   ----
Net income                               18%    14%
                                       ====   ====

GROSS MARGINS
-------------
                     Gross profit: 1994 = $13.8 million
                                   1995 = $19.9 million
                       Increase in 1995 = 44%

Scientific Technologies' gross margin was 55% of sales in 1995 and 53% in 1994. The increase in gross profits was due primarily to higher sales levels, while the gross margin improvement was the result of continued improvements in manufacturing techniques and processes resulting in decreased cost per unit. The decreased cost per unit was made possible, in large part, by the "flexible factory" concept. STI continues to achieve these improvements in performance despite the increasing complexity and variety of its product range resulting from the Company's "configure to order" philosophy, and an increasingly competitive marketplace with increased sales of products manufactured by other companies and distributed by STI, which generally have lower gross margins.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------

                        Expenses 1994 = $6.4 million
                        Expenses 1995 = $8.0 million
                             Increase = 25%

Increased sales volume was the chief factor contributing to higher selling expenses. The Company anticipates some further increases in selling expenses arising from higher anticipated sales volume in the European market. As the Company expands its network of independent and employee sales representatives, increases support of the distributor sales channel, and engages in aggressive advertising and marketing, selling expenses can be expected to rise accordingly.

RESEARCH AND DEVELOPMENT EXPENSES
---------------------------------

                        Expenses 1994 = $1.4 million
                        Expenses 1995 = $1.6 million
                             Increase = 17%

Product creation, development and enhancement have been and continue to be among the most important factors in STI's long-term success. Investments in this area enable the Company to serve the factory automation market with increasingly more sophisticated sensors, manufacturing controls and data communication products. In 1995, STI introduced a number of product advancements that have helped the Company to maintain its position in a highly competitive marketplace. However, the increase in research and development expenses was exceeded by the growth in sales, resulting in a slight decline in research and development expenses as a percentage of sales. The Company anticipates that the level of research and development expenses will increase in the future, although such expenses may vary as a percentage of sales.

INCOME BEFORE TAXES
-------------------

                        Income before taxes 1994 = $6.2 million
                        Income before taxes 1995 = $10.6 million
                             Increase = 71%

Income before taxes increased primarily due to continuing growth in sales volume. Pre-tax income increased to 30% of sales in 1995, from 23% in 1994.

INCOME TAX
----------
The effective income tax rate was 40% in both 1995 and 1994. See Note 4 of Notes to Consolidated Financial Statements.

                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------

STI's working capital needs have been met through funds generated from operating activities and bank loans. Working capital amounted to $12.5 million at December 31, 1995. The bank line of credit, consisting of a one year $2.5 million revolving line and term loan commitment with Bank of the West was extended to May 31, 1996. Secured by qualified receivables, fixed assets and inventories, the line bears interest at the bank's prime rate. At December 31, 1995, none of the revolving line of credit had been utilized. The Company has the option to convert up to $500,000 of the credit line into a five year term note.

The Company relocated its facilities and made certain capital expenditures during 1995, primarily for production, quality assurance, and research and development equipment. The Company has entered into a ten year lease for a majority of the facility which is owned by the Parent. In keeping with normal operations and plans for growth, the Company plans to make certain capital expenditures during 1996, primarily for production, quality assurance and research and development equipment. While the Company had no formal commitments at December 31, 1995, it is anticipated that capital expenditures in 1996 will be approximately $750,000.

Scientific Technologies believes its cash flow from operations and available bank borrowings will be sufficient to meet anticipated working capital requirements through at least 1996. While the Company continues to evaluate its financing alternatives from time to time, it has no current plans to raise additional outside capital.

RELATIONSHIP WITH PARENT
------------------------
The Parent manages all cash for the Company. Cash collected by the Parent on the Company's behalf is reflected as a decrease to the Payable to Parent account or as an increase to the Receivable from Parent account. Cash transfers and management service charges from the Parent to the Company, charges for income taxes and the Parent's share of dividends are reflected as increases to the payable account or as decreases to the receivable account. The Parent files consolidated returns, including the accounts of the Company, for federal and state income taxes.

The net effect of all the 1995 transactions with the Parent was to reduce the Payable to Parent to zero at the end of the year from $19,000 at the beginning of the year.

                                BUSINESS FACTORS
                                ----------------

Because of the variety of factors and uncertainties affecting the Company's operating results, past financial performance and historic trends may not be a reliable indicator of future performance. These factors, as well as other factors affecting the Company's operating performance may result in significant volatility in the Company's common stock price. among the factors which could affect future results.

VARIABILITY OF OPERATING RESULTS
--------------------------------

The Company has experienced fluctuations in annual and quarterly operating results and anticipates that these fluctuations will continue. These fluctuations are caused by a number of factors, including the level and timing of customer orders, fluctuations in complementary third party products with which STI products are sold, the mix of products sold and the timing of operating expenditures.

SEASONALITY
-----------
The industrial manufacturing equipment industry can be subject to seasonality. This is also true with respect to European markets where business activity declines due to vacations taken in the summer months.

COMPETITION
-----------
The market for industrial sensors is highly competitive. Many competitors have substantially greater name recognition and technical, marketing and financial resources than the Company. Competitive pressures could reduce market acceptance of the Company's products and result in price reductions and increases in expenses.

RAPID TECHNOLOGICAL CHANGE AND NEW PRODUCT DEVELOPMENT
------------------------------------------------------
The market for the Company's products is characterized by rapidly changing technology, evolving industry standards, changes in customer needs and frequent new product introductions. The Company's future success will depend on its ability to enhance its current products, develop new products and respond to emerging industry standards, all on a timely and cost-effective basis. The introduction of new products also requires the Company to manage the transition from older products in order to minimize disruption of customer orders, avoid excessive levels of older product inventories and ensure that adequate supplies of new products can be delivered to meet customer demands.

DEPENDENCE ON INDIRECT DISTRIBUTION CHANNEL
-------------------------------------------
A majority of the Company's sales are sold through third party distributors, system integrators and original equipment manufacturers. These resellers are not required to offer the Company's products exclusively. There can be no assurance that a reseller will continue to offer the Company's products. In addition many of the Company's resellers are privately owned firms and some may not be well capitalized.

INTERNATIONAL SALES
-------------------
The Company's international sales may be disrupted by currency fluctuations or other events beyond the Company's control, including political or regulatory changes.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
----------------------------------------------------

 The following documents are filed as a part of this Report:

                                                                                PAGE
                                                                               ----

    Consolidated balance sheet - December 31, 1995                             F-1

    Consolidated statement of operations - Years ended December 31, 1995,
       and 1994                                                                F-2

    Consolidated statement of cash flows - Years ended December 31, 1995,
      and 1994                                                                 F-3

    Consolidated statement of changes in stockholders' equity - Years ended
      December 31, 1995 and 1994                                               F-4

    Notes to consolidated financial statements                                 F-5

    Report of independent accountants                                          F-10


                      SCIENTIFIC TECHNOLOGIES INCORPORATED
                      ------------------------------------
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                       (In thousands, except share data)
                       ---------------------------------

                                                                DECEMBER 31, 1995
                                                                -----------------

Assets

Current Assets
 Cash and cash equivalents                                                $ 3,477
 Short-term investments                                                     3,387
 Accounts receivable, net                                                   5,253
 Inventories                                                                3,487
 Other assets                                                                 595
                                                                          -------
   Total current assets                                                    16,199

Property and Equipment, Net                                                 1,898
                                                                          -------
   Total assets                                                           $18,097
                                                                          =======

Liabilities And Stockholders' Equity

Current Liabilities
 Short-term debt                                                          $    50
 Trade accounts payable                                                     2,218
 Accrued expenses                                                           1,479
                                                                          -------
   Total current liabilities                                                3,747

Long-Term Debt                                                                 14
                                                                          -------
   Total liabilities                                                        3,761
                                                                          -------

Commitments and contingencies (Notes 3 and 6)

Stockholders' Equity
 Common stock; shares authorized - 20,000,000;
  shares issued and outstanding - 9,607,000; $.001 par value                   10
 Capital in excess of par value                                             5,415
 Retained earnings                                                          8,911
                                                                          -------
   Total stockholders' equity                                              14,336
                                                                          -------
   Total liabilities and stockholders' equity                             $18,097
                                                                          =======

   The accompanying notes are an integral part of these financial statements.

                      SCIENTIFIC TECHNOLOGIES INCORPORATED
                      ------------------------------------
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      ------------------------------------
                     (In thousands, except per share data)
                     -------------------------------------



                                            YEAR ENDED DECEMBER 31
                                            ----------------------

                                                    1995     1994
                                                   -------  -------

Sales                                              $36,006  $26,115
Cost of goods sold                                  16,139   12,323
                                                   -------  -------
  Gross profit                                      19,867   13,792
                                                   -------  -------

Operating expenses
 Selling, general and administrative                 8,022    6,359
 Research and development                            1,598    1,370
                                                   -------  -------
  Total operating expenses                           9,620    7,729
                                                   -------  -------

  Income from operations                            10,247    6,063

Interest income, net                                   312      101
                                                   -------  -------

  Income before income taxes                        10,559    6,164

Provision for income taxes                           4,223    2,466
                                                   -------  -------

  Net income                                       $ 6,336  $ 3,698
                                                   =======  =======

  Net income per share                                $.66     $.38
                                                   =======  =======
  Weighted average common and common equivalent
   shares outstanding                                9,607    9,607
                                                   =======  =======




   The accompanying notes are an integral part of these financial statements.

                      SCIENTIFIC TECHNOLOGIES INCORPORATED
                      ------------------------------------
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                ------------------------------------------------
                                 (In thousands)
                                 --------------

                                                YEAR ENDED DECEMBER 31
                                                ----------------------

                                                       1995      1994
                                                     --------  --------
Cash flows from operating activities:
 Net income                                          $ 6,336   $ 3,698
 Adjustments to reconcile net income to cash
  provided by operating activities:
   Depreciation and amortization                         465       337
   Changes in assets and liabilities:
    Accounts receivable, net                            (467)   (1,841)
    Inventories                                       (1,120)     (652)
    Payable to Parent                                    (19)      675
    Trade accounts payable                               670       670
    Accrued expenses                                      97       590
    Other                                               (344)      (98)
                                                     -------   -------
     Cash flows provided by operating activities       5,618     3,379
                                                     -------   -------

Cash flows from investment activities:
    Purchases of property, plant and equipment          (863)   (1,041)
    Sale (Purchase) of short-term investments         (2,254)      809
                                                     -------   -------
     Cash flows used in investing activities          (3,117)     (232)
                                                     -------   -------

Cash flows from financing activities:
 Payments on debt                                        (22)      (50)
 Reissuance of treasury stock                              -         4
 Dividends                                            (1,249)     (957)
                                                     -------   -------
     Cash flows used in financing activities          (1,271)   (1,003)
                                                     -------   -------
Change in cash and cash equivalents                    1,230     2,144

Cash and cash equivalents at beginning of year         2,247       103
                                                     -------   -------
Cash and cash equivalents at end of year             $ 3,477   $ 2,247
                                                     =======   =======

Supplemental disclosure of cash flow information:
     Cash paid to Parent for income taxes            $ 4,223   $ 2,466
                                                     =======   =======

   The accompanying notes are an integral part of these financial statements.

                      SCIENTIFIC TECHNOLOGIES INCORPORATED
                      ------------------------------------
 CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE YEARS ENDED
 -----------------------------------------------------------------------------
                           DECEMBER 31, 1995 AND 1994
                           --------------------------
                                 (In thousands)

                                                 Common stock
                                                   Capital
                                                     in
                                                   excess
                                          Par      of par   Retained
  Shares                                 value     value    earnings        Total
----------------------------  ------   -------   --------  ------------ ---------
Balances December 31, 1993     9,607   $    10     $5,411     $1,083      $ 6,504
 Treasury stock reissued                                4                       4
 Net income for the year                                       3,698        3,698
 Dividend paid                                                  (957)        (957)
                              ------   -------   --------     ------       ------
Balances December 31, 1994     9,607        10      5,415     3,824         9,249
 Net income for the year                                      6,336         6,336
 Dividend paid                                               (1,249)       (1,249)
                              -------   -------   -------    ------       -------
Balances December 31, 1995     9,607   $    10     $5,415    $8,911       $14,336
                              ======   =======   ========  =========     ========

   The accompanying notes are an integral part of these financial statements.

                     SCIENTIFIC TECHNOLOGIES INCORPORATED
                     ------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

NOTE 1-OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

DESCRIPTION OF OPERATIONS
Scientific Technologies Incorporated (the "Company") develops, manufactures and markets safety light curtains, industrial sensors, optical profilers, microcomputers, power monitoring devices and data communications products for factory automation applications. A majority of the Company's outstanding common stock is held by Scientific Technology Incorporated (the "Parent").

The Company operates in one business segment - the development, manufacture and marketing of electronic products. Sales to foreign customers represent less than 5% of total sales in 1995 and less than 7% in 1994. One customer accounted for 19% and 18% of total sales in 1995 and 1994, respectively.

BASIS OF PRESENTATION
The consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all significant intercompany accounts and transactions.

REVENUES
Revenues from product sales are recognized when products are shipped.

CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company invests primarily in money market accounts and short-term investments held at financial institutions and considers all highly liquid investments with an original maturity of less than 90 days to be cash equivalents.

Short-term investments consist of highly liquid investments which mature in less than one year and are classified as "available for sale". Interest income is accrued as earned. The investments are carried at cost plus accrued interest, which approximated market for the entire fiscal year.

INVENTORIES
Inventories are stated at the lower of cost (first-in, first-out) or market.

PROPERTY AND EQUIPMENT

Property and equipment, including furniture and fixtures, are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives, which range from three to ten years. Leasehold improvements are amortized over the shorter of the term of the lease or the estimated life of the improvement.

INCOME TAXES
Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities.

The Company is included in the tax returns of the Parent, but provides for income taxes on a separate return basis pursuant to a tax sharing arrangement, which limits the Company's tax liability to the amount payable to the Parent. Income taxes payable are recorded as a reduction to the Receivable from or as an increase to the Payable to Parent account.

CONCENTRATION OF CREDIT RISK
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments, and trade accounts receivable. The Company places its cash and cash equivalents in a variety of money market accounts. The Company further limits its exposure to these investments by placing such investments with various financial institutions. The Company routinely performs evaluations of these financial institutions. The Company offers credit terms on the sale of its products to its customers. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company maintains an allowance for uncollectable accounts receivable based upon the expected collectability of all accounts receivable.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash, cash equivalents, short-term investments, trade accounts receivable, accounts payable and accrued expenses, the carrying amounts approximate fair value due to the short maturities. The amount shown for borrowings under the note payable also approximates fair value because current interest rates offered to the Company for debt of similar maturities are approximately the same.

INCOME PER SHARE
Income per common share is computed based on the weighted average number of shares outstanding during the period. There were no options or warrants outstanding during the periods presented.

STOCK SPLIT
In June 1995, the Company announced a two-for-one stock split to stockholders of record as of July 6, 1995. Stockholders of record as of July 6, 1995 received certificates representing one additional share for every share held at that time. The shares were distributed on July 27, 1995. All share and per share amounts in the accompanying financial statements and notes thereto have been adjusted for all periods presented to give effect for this stock dividend except for the amount disclosed for treasury shares, which was not split, and is stated at its historical amount.

MANAGEMENT ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 - RELATED PARTY TRANSACTIONS
The Parent provides certain management, marketing and sales services to the Company. The costs are allocated to the Company based on the percentage of the Company's sales to total sales of the Parent and its subsidiaries. The amounts allocated to the Company for 1995 and 1994 were $890,000 and $789,000, respectively.

The Company leases approximately 70,000 square feet in a 95,000 square foot facility owned by the Parent. The lease term is for ten years. Overhead costs are allocated primarily on the basis of square footage utilized.

Additionally, the Parent manages all cash for the Company. The Payable to Parent account at year end represents the net amounts of activity including cash received, cash disbursed and amounts owed to the Parent for allocated charges and dividends. The net effect of all 1995 transactions with the Parent resulted in a zero balance at December 31, 1995. The Company charges interest on the Receivable from Parent account at the Company's average interest rate on bank borrowings. Such interest income amounted to $20,000 in 1994 and zero in 1995.

NOTE 3-BALANCE SHEET DATA
                                                     December 31, 1995
                                                     ------------------
                                                       (In thousands)

       ACCOUNTS RECEIVABLE:
       Trade accounts receivable                          $ 5,367
       Less: Allowance for doubtful accounts                 (114)
                                                          -------
       Accounts receivable, net                           $ 5,253
                                                          =======

       INVENTORIES:
       Finished goods                                     $   886
       Work in process                                        767
       Subassemblies                                          426
       Raw materials                                        1,408
                                                          -------
                                                          $ 3,487
                                                          =======
       PROPERTY AND EQUIPMENT:
       Equipment                                          $ 3,205
       Furniture and fixtures                                 879
       Leasehold improvements                                  67
                                                          -------
                                                            4,151
       Less: accumulated depreciation                      (2,253)
                                                          -------
                                                          $ 1,898
                                                          =======
       ACCRUED EXPENSES:
       Accrued compensation and benefits                  $   541
       Accrued commissions                                    223
       Warranty reserve                                       191
       Other                                                  524
                                                          -------
                                                          $ 1,479
                                                          =======
       DEBT:
       Note payable to bank                               $    64
       Less: portion due within one year                      (50)
                                                          -------
       Long-term portion of debt                          $    14
                                                          =======

The note payable to bank bears interest at the bank's prime rate (8.5% at December 31,1995), is secured by accounts receivable, inventories and fixed assets and matures in 1997. The Company also has a $2,500,000 line of credit, of which no amount was outstanding at December 31, 1995. The line, which is subject to certain financial statement covenants, expires on May 31, 1996.

NOTE 4-INCOME TAXES


The provision for income taxes was as follows:    Year Ended December 31
                                                       1995         1994
                                                      ------       ------
 Current tax expense:                                   (In thousands)
  Federal                                             $3,578       $1,893
  State, net of federal benefit                        1,085          573
                                                      ------       ------
   Sub total                                           4,663        2,466
  Deferred tax benefit                                  (440)           -
                                                      ------       ------
    Total                                             $4,223       $2,466
                                                      ======       ======

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. At December 31, 1995, the deferred tax asset of $440,000 was comprised primarily of the following items: $170,000 of inventory reserves and $270,000 of other accruals and reserves not currently deductible. At December 31, 1994, the deferred tax assets and deferred tax liabilities were not significant.

The provision for income taxes differs from the amount of tax determined by applying the applicable U.S. statutory income tax rate to pretax income as a result of the following differences:

Percentage of Pretax Income                           Year Ended December 31
                                                        1995         1994
                                                     -----------  -----------
       Statutory U.S. tax rate                               34%          34%
       State income taxes, net of federal benefit             6            6
                                                           ----         ----
       Effective tax rate                                    40%          40%
                                                           ====         ====
NOTE 5-DIVIDENDS

On March 6, 1996, the Company declared a regular quarterly dividend of $.04 per share on all its common shares, payable on April 1, 1996 to shareholders of record on March 22, 1996. During 1995, the Company paid regular quarterly dividends of $.03 per share on April 3, and July 5, and $.035 per share on September 1, and December 1. During 1994, the Company paid quarterly dividends of $.025 per share.

NOTE 6-COMMITTMENTS AND CONTINGENCIES

The Company leases certain office and manufacturing space and other equipment under noncancellable operating leases. At December 31, 1995, future minimum payments under these leases due in the years 1996 through 2005 were approximately $640,000 per year.

Rent expense under operating lease agreements was approximately $261,000 and $291,000 in 1995 and 1994, respectively.

The Company is a defendant in litigation which arose in the normal course of business. The Company believes that it is unlikely that the outcome of the litigation will have an adverse material effect on the Company's financial position or results of operations.

NOTE 7-UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL DATA
            (In thousands, except per share data)

1995                                First   Second    Third   Fourth
                                   Quarter  Quarter  Quarter  Quarter  Total   .
                                   -------  -------  -------  -------  ---------
           Sales                    $8,652   $8,767   $9,479   $9,108    $36,006
           Gross Profit              5,004    4,948    4,976    4,939     19,867
           Net Income                1,577    1,645    1,586    1,528      6,336
           Net Income per share     $  .16   $  .17   $  .17   $  .16    $   .66

1994                                First   Second    Third   Fourth
                                   Quarter  Quarter  Quarter  Quarter  Total   .
                                   -------  -------  -------  -------  ---------
           Sales                    $5,472   $6,738   $6,281   $7,624    $26,115
           Gross Profit              2,890    3,683    3,372    3,847     13,792
           Net Income                  745      972      868    1,113      3,698
           Net Income per share     $  .08   $  .10   $  .09   $  .11    $   .38

                       REPORT OF INDEPENDENT ACCOUNTANTS


     To the Board of Directors and
     Shareholders of Scientific Technologies Incorporated

     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of Scientific Technologies Incorporated (a subsidiary of Scientific Technology Incorporated) and its subsidiaries at December 31, 1995, and the results of their operations and their cash flows for each of the two years in the period then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



     PRICE WATERHOUSE LLP
     San Jose, California
     March 6, 1996

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
-------------------------------------------------------------------
        AND FINANCIAL DISCLOSURE
        ------------------------
         None
                                    PART III
                                    --------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
---------------------------------------------------------------------
        COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
        -------------------------------------------------

                                                    Term as       Held
           Name             Position With Company  Director Position Since  Age
--------------------------- --------------------- --------- --------------  ---
Anthony R. Lazzara           Chairman of the       One Year  September 1984   65
                             Board

Joseph J. Lazzara            Director,             One Year  September 1984   44
                             President,                      June 1989
                             Chief Executive                 June 1993
                             Officer
                             and Treasurer                   September 1984

James A. Lazzara             Director and          One Year  September 1984   39
                             Secretary
                             Senior                          June 1989
                             Vice-President

James A. Ashford             Director              One Year  September 1988   44
                             Vice-President                  June 1989
                             Operations

Carl H. Frei                 Director              One Year  September 1988   62

Bernard J. Ploshay           Director              One Year  September 1988   74

Frank Webster                Vice-President,                 March 1991       52
                             Engineering

Richard O. Faria             Vice-President,                 March 1991       56
                             Finance and
                             Administration


BUSINESS EXPERIENCE OF OFFICERS AND DIRECTORS

          Anthony R. Lazzara has been Chairman of the Board of the Company since September 20, 1984. He also served as the Company's Chief Executive Officer from September 20, 1984 until June 17, 1993, and President from September 20, 1984 until June 22, 1989. He is the founder and principal shareholder of Scientific Technology Incorporated (the "Parent"), and has been its Chairman of the Board and President since 1971. He received an LLB degree and an honorary Juris Doctor degree from DePaul University.

          Joseph J. Lazzara has been Chief Executive Officer of the Company since June 17, 1993, President since June 22, 1989, and Treasurer and a Director of the Company since September 21, 1984. He served as Vice President of the Company from September 21, 1984 until June 22, 1989. He is also Vice President, Treasurer and Director of the Parent since August 1981. He was employed by Hewlett-Packard in Process and Engineering Management for more than eight years prior to 1981. He received a Bachelor of Science degree in Engineering from Purdue University and Masters in Business Administration from Santa Clara University. He is a son of Anthony R. Lazzara.

          James A. Lazzara has been the Senior Vice President of the Company since June 22, 1989, and has been the Secretary of the Company and a Director since September 21, 1984. He served as Vice President of the Company from 1987 to June 22, 1989. He is the Secretary, Vice

President, and a Director of the Parent, having joined the Company in November 1979. He received a Bachelor of Science degree from California Polytechnic State University. He is a son of Anthony R. Lazzara.

          James A. Ashford has been the Vice President of Operations of the Company since June 22, 1989 and has been a Director of the Company since September 27, 1988. He has also functioned as the Vice President and General Manager of the Optical Sensor and Datricon Divisions since March of 1986. He has more than eleven years of manufacturing and management experience prior to joining the Company. From 1980 to March 1986, he worked for Smith-Kline Beckman, most recently as Marketing Administration Manager and, prior to that, as Materials Manager. He was awarded a Bachelor of Science degree by San Diego State University. He is the son-in-law of Anthony R. Lazzara.

          Carl H. Frei, has been a Director of the Company since September 27, 1988. He has worked as Regional General Manager for Sonoco Fibre Drum Co. from 1970 to March 1989, at which time he retired. He is now employed as a sales executive by Greif Bros. Corporation.

          Bernard J. Ploshay, has been a Director of the Company since September 27, 1988. He has been retired since 1981. From 1973 to 1981 he was Vice President of Manufacturing of the Parent.

          Frank Webster joined the Parent as Corporate Engineering Manager in 1985. He has been the Parent's Vice President of Engineering since 1986. On March 22, 1991, he was elected an executive officer of the Company. He has a Bachelor of Science degree in Engineering, and a Masters of Science in Computer Science, both from the University of California at Los Angeles.

          Richard O. Faria joined the Parent as Corporate Controller in April 1987. He has been the Controller of the Parent since that time. He was elected an executive officer of the Company on March 22, 1991. Prior to 1987 Mr. Faria was Corporate Controller of Kevex Corporation, an analytical instrument manufacturer, for seven years. He holds a Bachelor of Arts degree in Business Administration from Golden Gate University.

COMMITTEES AND MEETINGS OF THE BOARD OF DIRECTORS

          During the fiscal year ended December 31, 1995 there were four meetings of the Board of Directors. No director attended fewer than 75% of the meetings of the Board of Directors. The Board of Directors has three committees: the Audit Committee, the Executive Committee and the Compensation Committee.

          The Audit Committee, comprised of Directors Bernard J. Ploshay, and Carl H. Frei, is authorized to conduct appropriate reviews of all related-party transactions and report to the Board their findings of any potential conflict of interests of the Company and related parties; review the independent audits of the financial condition of the Company for the purpose of recommending changes in accounting procedures and practices; and conduct appropriate reviews and audits as ordered or directed by the Board of Directors and such other activities or reviews as are designated by the Board. The Audit Committee held one meeting in 1995.

          The Compensation Committee, comprised of Directors Anthony R. Lazzara, Bernard J. Ploshay, and Carl H. Frei, is authorized to recommend the amount and nature of compensation to be paid to the Company's officers and directors and to recommend stock options to be granted to Company employees and consultants to the Board of Directors. There was one meeting of the Compensation Committee in 1995.

          The Executive Committee, comprised of Directors Anthony R. Lazzara, Joseph J. Lazzara, James A. Lazzara and James Ashford, is authorized to represent and act on behalf of the full Board of Directors in all business matters except: amending the articles of incorporation; adopting a plan of merger or consolidation; recommending to the shareholders the sale, lease, exchange, mortgage, pledge or other disposition of all or substantially all the property and assets of the corporation otherwise than in the usual and regular course of its business; recommending to the stockholders a voluntary dissolution of the corporation or a revocation thereof; amending the by-laws of the corporation; or taking any other action prohibited by the Oregon Business Corporation Act. The Executive Committee held one meeting in 1995.

ITEM 10. EXECUTIVE COMPENSATION
-------------------------------

COMPENSATION OF EXECUTIVE OFFICERS

                                   SUMMARY COMPENSATION TABLE

Annual Compensation    Long-term Compensation
---------------------  ----------------------
                                                          Bonus    Bonus    Other    Rest-   Securities
                                                          Paid     Paid     Annual   ricted  Underlying
      Name and                                             by       by      Comp-    Stock    Options/    LTIP
Principal Position              Year            Salary   Company  Parent   ensation  Awards     SAR      Payouts
____________________        ___________        _______   ______   ______   _______   _____    _______    ______
Anthony R Lazzara              1995            $389,444   None    $50,000    None     None      None      None
Chairman                       1994            $288,340   None    $45,000    None     None      None      None
                               1993            $241,535   None    $20,000    None     None      None      None

Joseph J. Lazzara              1995            $186,735   None    $50,000    None     None      None      None
President, CEO                 1994            $158,323   None    $45,000    None     None      None      None
                               1993            $129,159   None    $20,000    None     None      None      None

James A. Lazzara               1995            $202,310   None    $50,000    None     None      None      None
Senior                         1994            $170,899   None    $45,000    None     None      None      None
Vice-President                 1993            $131,889   None    $20,000    None     None      None      None

James A. Ashford               1995            $172,704   None    $50,000    None     None      None      None
Vice-President                 1995            $153,215   None    $45,000    None     None      None      None
                               1993            $129,907   None    $20,000    None     None      None      None

Frank  Webster                 1995            $138,381   None     None      None     None      None      None
Vice-President                 1994            $108,810   None     None      None     None      None      None
                               1993            $ 93,208   None     None      None     None      None      None

The column entitled "All Other Compensation"was omitted because there was none paid during the relevant periods.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                      None

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

                                     None

            LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR
                                     None

COMPENSATION OF DIRECTORS

   Members of the Board who are not also officers or employees of the Company are paid a fee of $500 per meeting for services as director. Directors receive no additional compensation for committee participation or attendance at committee meetings.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

None

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
------------------------------------------------------------
         MANAGEMENT
         ----------
The address of the individuals named is the address of the Company.

The following table indicates the number of shares of Common Stock owned beneficially as of March 1, 1996 by each person known to the Company to own more than 5% of the Company's outstanding Common Stock and all Officers and Directors as a group.


                                                 Amount and Nature of  Percent
Title of                          Name of             Beneficial      of Class
Class                         Beneficial Owner       Ownership(1)
------------------        ---------------------  -------------------- ----------
Common $.001 Par           Anthony R. Lazzara  5,802,010 Indirect/(2)/  60/(2)/

Common $.001 Par           Joseph J. Lazzara     741,711 Indirect/(2)/   8/(2)/

Common $.001 Par           James A. Lazzara      818,723 Indirect/(2)/   9/(2)/

Common $.001 Par           James A. Ashford      631,370 Indirect/(2)/   7/(1)/

Common $.001 Par           All Officers and    7,993,814 Indirect/(2)/  84/(2)/
                           Directors
                           as a Group /(1)/       11,463 Direct/(3)/    --/(3)/
                           Group/(1)/

/(1)/Gives effect to the Company's two-for-one stock split in July 1995. /(2)/The Parent was the stockholder of record of 8,355,137 shares (87%) of the Company as of March 1, 1996. At March 1, 1996, the shareholders of the Parent were as follows: Anthony R. Lazzara 69%, Joseph J. Lazzara 9%, James A. Lazzara 10%, James A. Ashford 8%, other family members 4%. As a result of such shareholdings, the individuals named in the table may be deemed to indirectly own the number and percentage of shares set forth opposite their names. /(3)/Includes shares held pursuant to options by Mssrs. Frei, Ploshay and Faria.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

          The Parent provides common general and administrative services to all of its subsidiaries, which costs are allocated back to the subsidiaries on a pro-rated basis determined by the level of revenues of each benefit receiving company. Aggregate costs to the Company were approximately $890,000 in 1995. These services will continue to be provided in this manner in 1996. See Item 2. "Description of Properties" and Note 2 of Notes to Consolidated financial Statements.

          Certain of the Company's officers are employed by the Parent. In addition, the Company employs certain officers directly.

                                    PART IV
                                    -------

ITEM 13. EXHIBITS LIST AND REPORTS ON FORM 8-K.
------------------------------------------------

(a)  The following documents are filed as a part of this Report:

      1.   EXHIBITS AND EXHIBIT INDEX:
      Exhibit 3.1 - Articles of Incorporation, as amended, are incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 1988, Exhibit 3.1.

      Exhibit 3.3 - By-Laws are incorporated by reference to the Registrant's
                    Form 10-K for the year ended December 31, 1985, Exhibit 3.

      Exhibit 4.1 - 1987 Employee Stock Purchase Plan is incorporated by reference to the Registrant's Registration Statement on Form S-8 dated May 13, 1988.

      Exhibit 4.2 - 1987 Stock Option Plan is incorporated by reference to the
                    Registrant's Registration Statement on Form S-8 dated
                    May 13, 1988.

      Exhibit 10.1- Lease agreement dated February 21, 1995 for 6550 Dumbarton
                    Circle, Fremont, California 94555, is incorporated by reference to the Registrant's Form 10-KSB for the year ended December 31, 1994, Exhibit 10.4.

      Exhibit 10.2- Bank agreement dated November 29, 1994 with Bank of The West is incorporated by reference to the Registrant's Form 10-KSB for the year ended December 31, 1994, Exhibit 10.3.

      Exhibit 10.3- Amendment dated May 31, 1995 to Bank Agreement dated
                    November 29, 1994

      Exhibit 10.4- Lease agreement dated November 21, 1995

      Exhibit 21.1- Subsidiaries of the Registrant.

      Exhibit 23.1- Consent of Independent Accountants.

      Exhibit 24.1- Power of Attorney (included on page 30).

      Exhibit 27.0- Financial Data Schedule

     All other exhibits for which provision is made in Regulation S-B of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(b)  No Reports on Form 8-K were filed during the last quarter of 1994.

                                  SIGNATURES
                                  ----------

          Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            SCIENTIFIC TECHNOLOGIES INCORPORATED


Dated: March 6, 1996                   By /s/ Anthony R.Lazzara
                                         ----------------------
                                            Anthony R. Lazzara
                                            Chairman

                               POWER OF ATTORNEY

          KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Anthony R. Lazzara and Joseph J. Lazzara, jointly and severally, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-KSB and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                            Title                         Date
------------------------  ------------------------------------------  -------------

/s/ Anthony R. Lazzara            Chairman of the Board and           March 6, 1996
------------------------                                              -------------
Anthony R. Lazzara                Director

/s/ Joseph J. Lazzara             President, Chief Executive Officer, March 6, 1996
------------------------                                              -------------
Joseph J. Lazzara                 Treasurer, Director (Principal
                                  Executive and Financial Officer)

/s/ James A. Lazzara              Vice President, Secretary and       March 6, 1996
------------------------                                              -------------
James A. Lazzara                  Director

/s/ James A. Ashford              Vice President and Director         March 6, 1996
------------------------                                              -------------
James A. Ashford

/s/ Carl H. Frei                                                      March 6, 1996
------------------------          Director                            -------------
Carl H. Frei

/s/ Bernard J. Ploshay                                                March 6, 1996
------------------------                                              -------------
Bernard J. Ploshay                Director

/s/ Richard O. Faria              Vice President, Finance and         March 6, 1996
------------------------          Administration                      -------------
Richard O. Faria                  (Principal Accounting Officer)

                         EXHIBITS - TABLE OF CONTENTS
                          ------------------------------


                                                                 Page
                                                                 ----
Exhibit 10.3 - Amendment dated May 31, 1995 to Bank agreement
               dated November 29, 1994                             33
                                                                   --
Exhibit 10.4 - Lease agreement dated November 21, 1995             36
                                                                   --
Exhibit 21.1 - Subsidiaries of the Registrant                      39
                                                                   --
Exhibit 23.1 - Consent of Independent Accountants                  40
                                                                   --
Exhibit 24.1 - Power of Attorney (included on page 30)

Exhibit 27.0 - Financial Data Schedule