Form 10-Q
period 1996-03-31
SCIENTIFIC TECHNOLOGIES INC
filed 1996-05-15
CIK 708250

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996
                                                        --------------


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM           TO
                                                        ---------    -----------

Commission File Number: 0-12254


                      SCIENTIFIC TECHNOLOGIES INCORPORATED
                      ------------------------------------
                                    (Issuer)


                 Oregon                                    77-0170363
       ------------------------                      ----------------------
       (State of incorporation)                         (I.R.S. Employer
                                                     Identification Number)


 6550 Dumbarton Circle, Fremont, California                   94555
- --------------------------------------------          --------------------
  (Address of principal executive offices)                 (Zip Code)


                                (510) 608-3400
                                --------------
                          (Issuers telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 OR 15(d) of the Securities Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X      No
    ----        ----


Common stock outstanding as of April 30, 1996 was 9,607,758 shares.

                         PART 1 - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS
- -----------------------------

                  SCIENTIFIC TECHNOLOGIES INCORPORATED
                      --------------------------------------------

                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                                  (Unaudited)



                Assets                  Mar. 31, 1996   Dec. 31, 1995
                                        -------------   -------------
Current assets:
  Cash and cash equivalents              $ 4,561,000     $ 3,477,000
  Short-term investments                   2,184,000       3,387,000
  Accounts and notes receivable, net       6,308,000       5,253,000
  Inventories                              4,246,000       3,487,000
  Other assets                               878,000         595,000
                                         -----------     -----------
      Total current assets                18,177,000      16,199,000
Property and equipment, net                2,173,000       1,898,000
                                         -----------     -----------
      Total assets                       $20,350,000     $18,097,000
                                         ===========     ===========

                      Liabilities and Shareholders' Equity
                      ------------------------------------
Current liabilities
  Short-term debt                        $    50,000     $    50,000
  Trade accounts payable                   2,601,000       2,218,000
  Payable to Parent                          443,000            --
  Accrued expenses                         1,409,000       1,479,000
                                         -----------     -----------
      Total current liabilities            4,503,000       3,747,000

Long-term debt                                10,000          14,000
                                         -----------     -----------
      Total liabilities                    4,513,000       3,761,000
                                         -----------     -----------


Shareholders' equity
  Common stock: shares authorized
    20,000,000 issued and outstanding;
    9,607,000 ($.001 par value)               10,000          10,000
  Capital in excess of par value           5,409,000       5,415,000
  Retained earnings                       10,418,000       8,911,000
                                         -----------     -----------
      Total shareholders' equity          15,837,000      14,336,000
                                         -----------     -----------
      Total liabilities and
       shareholders' equity              $20,350,000     $18,097,000
                                         ===========     ===========


                      SCIENTIFIC TECHNOLOGIES INCORPORATED
                      ------------------------------------

                      CONSOLIDATED STATEMENT OF OPERATIONS
                      ------------------------------------
                                  (Unaudited)

                                            For the three months ended

                                           Mar. 31, 1996   Mar. 31, 1995
                                           -------------   -------------

Sales                                         $9,352,000      $8,652,000

Cost of goods sold                             4,283,000       3,648,000
                                              ----------      ----------
      Gross profit                             5,069,000       5,004,000

 Operating Expenses:
  Selling, general and administrative          2,197,000       2,071,000
  Research and development                       574,000         364,000
                                              ----------      ----------
      Total operating expenses                 2,771,000       2,435,000
                                              ----------      ----------
      Income from operations                   2,298,000       2,569,000
                                              ----------      ----------

Interest income, net                             214,000          59,000
                                              ----------      ----------
        Income before income taxes             2,512,000       2,628,000

Provision for taxes on income                  1,005,000       1,051,000
                                              ----------      ----------

        Net income                            $1,507,000      $1,577,000
                                              ==========      ==========
        Net income per share                        $.16            $.16
                                              ==========      ==========
        Weighted average common and common
            equivalent shares                  9,607,000       9,607,000
                                              ==========      ==========

                      SCIENTIFIC TECHNOLOGIES INCORPORATED
                      ------------------------------------

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------
                                  (Unaudited)

                                            For the three months ended
                                           Mar. 31, 1996    Mar. 31, 1995
                                           --------------   --------------

Cash flows from operating activities
  Net income                                 $ 1,507,000       $1,577,000
  Adjustments to reconcile net income
   to cash
    provided by operating activities:
    Depreciation and amortization                145,000          102,000

    Changes in assets and liabilities:
      Accounts receivable, net                (1,055,000)        (612,000)
      Inventories                               (759,000)        (552,000)
      Payable to Parent                          443,000          493,000
      Trade accounts payable                     383,000          271,000
      Accrued expenses                           (70,000)         339,000
      Other                                     (289,000)        (203,000)
                                             -----------       ----------
        Cash flows provided by                   305,000        1,415,000
         operating activities                -----------       ----------

Cash flows from investing activities
  Investment in intangibles and fixed           (420,000)        (152,000)
   assets
  Purchase of short-term investments           1,203,000         (611,000)
                                             -----------       ----------
        Cash flows used in investing             783,000         (763,000)
         activities                          -----------       ----------

Cash flows from financing activities
  Increase (decrease) in debt                     (4,000)          (7,000)
                                             -----------       ----------
        Cash flows used in financing              (4,000)          (7,000)
         activities                          -----------       ----------

Change in cash and cash equivalents            1,084,000          645,000

Cash and cash equivalents at beginning         3,477,000        2,247,000
 of period                                   -----------       ----------
Cash and cash equivalents at end of          $ 4,561,000       $2,892,000
 period                                      ===========       ==========

Supplemental disclosure of cash flow
 information:
  Cash paid to the Parent for income         $ 1,005,000       $1,051,000
   taxes

                      SCIENTIFIC TECHNOLOGIES INCORPORATED
                      ------------------------------------

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------


  The consolidated financial statements as of March 31, 1996 and the three months ended March 31, 1996 and 1995 are unaudited. In the opinion of management, they reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results of these periods but may not necessarily be indicative of the results to be expected for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been consolidated or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in Scientific Technologies Incorporated's Annual Report to Shareholders on Form 10-KSB for the year ended December 31, 1995.


    1. INVENTORIES
       Inventories consist of the
        following:
                                           Mar. 31, 1996   Dec. 31, 1995
                                           -------------   -------------

          Raw Materials                    $1,490,000      $1,408,000
          Subassemblies                       672,000         426,000
          Work in Process                   1,090,000         767,000
          Finished Goods                      994,000         886,000
                                           ----------      ----------
                                           $4,246,000      $3,487,000
                                           ==========      ==========


   2. NET INCOME PER SHARE

      Net income per common share is computed based on the weighted average number of shares outstanding during the period. There were no options or warrants outstanding during the periods presented.


   3. DIVIDEND PAID

      On March 6, 1996, the Company declared a cash dividend of $.04 per share on all its common shares. This dividend was paid on April 1, 1996 to shareholders of record on March 22, 1996. Approximately 87% of the outstanding common stock of the Company is beneficially owned by Scientific Technology Incorporated, a California corporation under common control with the Company. Dividends paid to Scientific Technology Incorporated were applied to the Payable to Parent account.

ITEM 2 . MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
- -------------------------------------------------------------------------
RESULTS OF OPERATIONS
- ---------------------

   The following section contains certain forward looking statements based on current expectations. Actual results may differ materially. Among the factors which could effect actual results are those listed under "Business Factors" below and those listed under "Management's Discussion and Analysis of Financial
 Conditions and Results of Operations" in the Company's Annual Report on Form
                  10KSB for the year ended December 31, 1995.


                             Results of Operations
                             ---------------------

  Sales for the three months ended March 31, 1996 increased 8% to $9,352,000 from $8,652,000 in the first quarter of 1995. This was primarily the result of continued acceptance of the Company' products, partially offset by a higher overall discount rate.

  Gross margin as a percent of sales declined to 54% during the first quarter of 1996 compared to 58% in the comparable 1995 quarter. This was primarily the result of the higher overall discount rates and increased costs associated with the new and larger facilities. In addition, the first quarter of 1995 was positively impacted by a non-recurring favorable inventory adjustment. The first quarter gross margin compares more favorably with the 54% recorded in the fourth quarter of 1995 and the overall 55% reported for the entire 1995 fiscal year.

  Selling, general and administrative costs increased 6% to $2,197,000 in the first quarter of 1996 from $2,071,000 in 1995. This was primarily the result of increased selling expenses associated with the higher levels of revenue and the above mentioned facilities expenses. Selling, general and administrative expenses as a percent of sales remained constant at 24% in 1996 and 1995.

  Research and development expenses rose 58% to $574,000 in 1996 from $364,000 in 1995. Research and development expenses were 6% of sales for the three months ended March 31, 1996 compared to 4% for the comparable 1995 period. The Company anticipates that it will continue to make substantial investments in research and development in subsequent quarters.

  Interest income, net increased to $214,000 for the three months ended March 31, 1996 compared to $59,000 for the same period in the prior year. This was primarily the result of increased income from short-term investments and the gain resulting from the sale of a short-term investment.

  The Company's provision for income taxes was $1,005,000 for the three months ended March 31, 1996 compared to $1,051,000 for the comparable 1995 period.

  In light of the significant growth of the Company's operations in past years, the Company believes that period to period comparisons of its financial results should not be relied upon as an indication of future performance.


                        Liquidity and Capital Resources
                        -------------------------------


  At March 31, 1996 the Company's working capital was $13,674,000, a 10% increase from the $12,452,000 reported at December 31, 1995. This was due to increases in cash equivalents, accounts receivable and inventory, which offset reduced short-term investments, increased trade accounts payable, accrued expenses and Payable to Parent.

  The Company reduced its bank borrowings by $4,000 during the first quarter of 1996 to $60,000. Available bank borrowings were $2,500,000 at March 31, 1996. The Company believes that cash from operations, together with its cash resources and available bank borrowings, should be adequate to fund its working capital requirements through at least the remainder of 1996.

                                Business Factors
                                ----------------

Because of the variety of factors and uncertainties affecting the Company's operating results, past financial performance and historic trends may not be a reliable indicator of future performance. These factors, as well as other factors affecting the Company's operating performance may result in significant volatility in the Company's common stock price. Among the factors which could affect future results:

Variability of operating results
- --------------------------------

The Company has experienced fluctuations in annual and quarterly operating results and anticipates that these fluctuations will continue. These fluctuations are caused by a number of factors, including the level and timing of customer orders, fluctuations in complementary third party products with which STI products are sold, the mix of products sold and the timing of operating expenditures.

Seasonality
- -----------
The industrial manufacturing equipment industry can be subject to seasonality.

Competition
- -----------

The market for industrial sensors is highly competitive. Competitive pressures have in the past and could in the future result in increased distributor, OEM and system integrator discounts, price reductions, increased expenses and reduced market acceptance of the Company's products.

Rapid technological change and new product development
- ------------------------------------------------------

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

Dependence on indirect distribution channel
- -------------------------------------------

A majority of the Company's sales are sold through third party distributors, system integrators and original equipment manufacturers. These resellers are not required to offer the Company's products exclusively and there can be no assurance that a reseller will continue to offer the Company's products.

International sales
- -------------------
The Company's international sales may be disrupted by currency fluctuations or other events beyond the Company's control, including political or regulatory changes.

                          PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS
- -------------------------
     Not Applicable

Item 5. OTHER INFORMATION
- -------------------------
     Not Applicable

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.
- ------------------------------------------

(a)  The following documents are filed as a part of this Report:

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

     Exhibit 4.2 - 1987 Stock Option Plan is incorporated by reference to the Registrant's Registration Statement on Form S-8 dated May 13,1988.

     Exhibit 10.1 - Lease agreement dated February 21, 1995 for 6550 Dumbarton Circle, Fremont, California 94555, is incorporated by reference to the Registrant's Form 10-KSB for the year ended December 31, 1994, Exhibit 10.4.

     Exhibit 10.2 - Bank agreement dated November 29, 1994 with Bank of The West is incorporated by reference to the Registrant's Form 10-KSB for the year ended December 31, 1994, Exhibit 10.3.

     Exhibit 10.3 - Amendment dated May 31, 1995 to Bank Agreement dated November 29, 1994 is incorporated by reference to the Registrant's Form 10-KSB for the year ended December 31, 1995, Exhibit 10.3.

     Exhibit 10.4 - Lease agreement dated November 21, 1995 is incorporated by reference to the Registrant's Form 10-KSB for the year ended December 31, 1995, Exhibit 10.4.

     Exhibit 21.1 - Subsidiaries of the Registrant is incorporated by reference to the Registrant's Form 10-KSB for the year ended December 31, 1995,
     Exhibit 21.1.

     Exhibit 23.1 - Consent of Independent Accountants is incorporated by reference to the Registrant's Form 10-KSB for the year ended December 31, 1995, Exhibit 23.1.

     Exhibit 24.1 - Power of Attorney is incorporated by reference to the Registrant's Form 10-KSB for the year ended December 31, 1995, Exhibit 24.1.

     Exhibit 27.0 - Financial Data Schedule.

(b)  No Reports on Form 8-K were filed during the first quarter of 1996.

                                  SIGNATURES
                                  ----------

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        SCIENTIFIC TECHNOLOGIES INCORPORATED
                                        ----------------------------------------
                                                      Registrant

Date:  May 14, 1996                               /s/Joseph J. Lazzara
                                        ----------------------------------------
                                                     Joseph J. Lazzara
                                            President and Chief Executive
                                                         Officer
                                              (Principal Executive and
                                                   Financial officer)



Date:  May 14, 1996                               /s/ Richard O. Faria
                                         ---------------------------------------
                                                      Richard O. Faria
                                                 Vice-President, Finance &
                                                       Administration
                                               (Principal Accounting Officer)