Form 10-Q
period 1996-06-30
SCIENTIFIC TECHNOLOGIES INC
filed 1996-08-13
CIK 708250

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996
                                                        -------------


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________TO__________

Commission File Number: 0-12254


                     SCIENTIFIC TECHNOLOGIES INCORPORATED
                     ------------------------------------
                                   (Issuer)


      Oregon                                           77-0170363
- -----------------------                  --------------------------------------
(State of incorporation)                 (I.R.S. Employer Identification Number)



6550 Dumbarton Circle, Fremont, California                94544
- -------------------------------------------     -------------------------------
 (Address of principal executive offices)               (Zip Code)


                                (510) 608-3400
- --------------------------------------------------------------------------------
                          (Issuers telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 OR 15(d) of the Securities Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X     No
     ---        ---


Common stock outstanding as of July 31, 1996 was 9,607,758 shares.

                        PART 1 - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS
- -----------------------------

                     SCIENTIFIC TECHNOLOGIES INCORPORATED
                     ------------------------------------

                          CONSOLIDATED BALANCE SHEET
                          --------------------------
                                  (Unaudited)




                                            Jun. 30, 1996   Dec. 31, 1995
                                            -------------   -------------
                   Assets
Current assets:
  Cash and cash equivalents                   $ 5,209,000     $ 3,477,000
  Short-term investments                        2,870,000       3,387,000
  Accounts and notes receivable, net            5,703,000       5,253,000
  Inventories                                   3,984,000       3,487,000
  Other assets                                    819,000         595,000
                                              -----------     -----------
     Total current assets                      18,585,000      16,199,000
Property and equipment, net                     2,346,000       1,898,000
                                              -----------     -----------
     Total assets                             $20,931,000     $18,097,000
                                              ===========     ===========


   Liabilities and Shareholders' Equity


Current liabilities
  Short-term debt                            $     50,000     $    50,000
  Trade accounts payable                        1,899,000       2,218,000
  Payable to Parent                             1,290,000          --
  Accrued expenses                              1,387,000       1,479,000
                                              -----------     -----------
     Total current liabilities                  4,626,000       3,747,000
Long-term debt                                      4,000          14,000
                                              -----------     -----------
     Total liabilities                          4,630,000       3,761,000
                                              -----------     -----------


Shareholders' equity

  Common stock: shares authorized 20,000,000
    issued and outstanding; 9,607,000
    ($.001 par value)                              10,000          10,000
  Capital in excess of par value                5,309,000       5,415,000
  Retained earnings                            10,982,000       8,911,000
                                              -----------     -----------
     Total shareholders' equity                16,301,000      14,336,000
                                              -----------     -----------
     Total liabilities and
       shareholders' equity                   $20,931,000     $18,097,000
                                              ===========     ===========


                     SCIENTIFIC TECHNOLOGIES INCORPORATED
                     ------------------------------------

                     CONSOLIDATED STATEMENT OF OPERATIONS
                     ------------------------------------
                                  (Unaudited)


                                               For the three months ended
                                           Jun. 30, 1996        Jun. 30, 1995
                                           -------------        -------------
Sales                                        $9,255,000          $8,767,000

Cost of goods sold                            4,771,000           3,819,000
                                             ----------          ----------

      Gross profit                            4,484,000           4,948,000

 Operating Expenses:
  Selling, general and administrative         2,334,000           1,926,000
  Research and development                      707,000             327,000
                                             ----------          ----------
      Total operating expenses                3,041,000           2,253,000
                                             ----------          ----------

      Income from operations                  1,443,000           2,695,000
                                             ----------          ----------

Interest income, net                            137,000              46,000
                                             ----------          ----------

      Income before income taxes              1,580,000           2,741,000

Provision for taxes on income                   632,000           1,096,000
                                             ----------          ----------

Net income                                   $  948,000          $1,645,000
                                             ==========          ==========

   Net income per share                      $      .10          $      .17
                                             ==========          ==========

   Weighted average common and common
        equivalent shares                     9,607,000           9,607,000
                                             ==========          ==========

                                       3

                     SCIENTIFIC TECHNOLOGIES INCORPORATED
                     ------------------------------------

                     CONSOLIDATED STATEMENT OF OPERATIONS
                     ------------------------------------
                                  (Unaudited)


                                                For the six months ended
                                           Jun. 30, 1996       Jun. 30, 1995
                                           -------------       -------------

Sales                                        $18,606,000        $17,420,000

Cost of goods sold                             9,054,000          7,468,000
                                             -----------        -----------

      Gross profit                             9,552,000          9,952,000

 Operating Expenses:
  Selling, general and administrative          4,531,000          3,997,000
  Research and development                     1,281,000            691,000
                                             -----------        -----------
      Total operating expenses                 5,812,000          4,688,000
                                             -----------        -----------

      Income from operations                   3,740,000          5,264,000
                                             -----------        -----------

Interest income, net                             352,000            106,000
                                             -----------        -----------

      Income before income taxes               4,092,000          5,370,000

Provision for taxes on income                  1,637,000          2,148,000
                                             -----------        -----------

Net income                                   $ 2,455,000        $ 3,222,000
                                             ===========        ===========

   Net income per share                      $       .26        $       .34
                                             ===========        ===========

   Weighted average common and common
        equivalent shares                      9,607,000          9,607,000
                                             ===========        ===========

                     SCIENTIFIC TECHNOLOGIES INCORPORATED
                     ------------------------------------

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                     ------------------------------------
                                  (Unaudited)



                                              For the six months ended
                                           Jun. 30, 1996    June. 30, 1995
                                           --------------   ---------------

Cash flows from operating activities
  Net income                                  $2,455,000     $  3,222,000
  Adjustments to reconcile net income
   to cash
    provided by operating activities:
    Depreciation and amortization                240,000          209,000

    Changes in assets and liabilities:
      Accounts receivable, net                  (450,000)        (538,000)
      Inventories                               (497,000)      (1,106,000)
      Payable to Parent                        1,290,000         (156,000)
      Trade accounts payable                    (319,000)         694,000
      Accrued expenses                           (92,000)         141,000
      Other                                     (224,000)         (90,000)
                                              ----------      -----------
        Cash flows provided by                 2,403,000        2,376,000
         operating activities                 ----------      -----------

Cash flows from investing activities
  Investment in intangibles and fixed
   assets                                       (688,000)        (455,000)
  Purchase of treasury stock                    (106,000)
  Sale (Purchase) of short-term
   investments                                   517,000           56,000
                                              ----------      -----------
        Cash flows used in investing            (277,000)        (399,000)
         activities                           ----------      -----------

Cash flows from financing activities
  Increase (decrease) in debt                    (10,000)         (15,000)
  Dividends                                     (384,000)        (288,000)
                                              ----------      -----------
        Cash flows used in financing            (394,000)        (303,000)
         activities                           ----------      -----------

Change in cash and cash equivalents            1,732,000        1,674,000

Cash and cash equivalents at beginning
 of period                                     3,477,000        2,247,000
                                              ----------      -----------
Cash and cash equivalents at end of
 period                                        $5,209,000      $ 3,921,000
                                               ==========      ===========
Supplemental disclosure of cash flow
 information:

  Cash paid to the Parent for income
   taxes                                       $1,637,000      $ 2,148,000


                     SCIENTIFIC TECHNOLOGIES INCORPORATED
                     ------------------------------------

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                ----------------------------------------------


  The consolidated financial statements as of June 30, 1996 and the three and six months ended June 30, 1996 and 1995 are unaudited. In the opinion of management, they reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results of these periods but may not necessarily be indicative of the results to be expected for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been consolidated or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in Scientific Technologies Incorporated's Annual Report to Shareholders on Form 10-KSB for the year ended December 31, 1995.


  1. INVENTORIES
     Inventories consist of the following:


                                 Jun. 30, 1996   Dec. 31, 1995
                                 -------------   -------------
         Raw Materials              $1,756,000      $1,408,000
         Subassemblies                 571,000         426,000
         Work in Process               514,000         767,000
         Finished Goods              1,143,000         886,000
                                    ----------      ----------
                                    $3,984,000      $3,487,000
                                    ==========      ==========


  2. NET INCOME PER SHARE

     Net income per common share is computed based on the weighted average number of shares outstanding during the period. There were no options or warrants outstanding during the periods presented.


  3. DIVIDENDS PAID

     On May 23, 1996, the Company declared a cash dividend of $.04 per share on all its common shares. This dividend was paid on July 1, 1996 to shareholders of record June 24, 1996. On April 1, 1996 a cash dividend of $.04 per share was paid to shareholders of record on March 22, 1996. Approximately 87% of the outstanding common stock of the Company is beneficially owned by Scientific Technology Incorporated, a California corporation under common control with the Company. Dividends paid to Scientific Technology Incorporated were applied to the Payable to Parent account.

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


                             Results of Operations
                             ---------------------

  Sales for the three months ended June 30, 1996 increased 6% to $9,255,000 from $8,767,000 in the second quarter of 1995. This was primarily the result of continued acceptance of the Company' newer products introduced in 1994 and 1995. Sales for the six months ended June 30, 1996 increased 7% to $18,606,000 from $17,420,000 in 1995, for essentially the same reasons. In addition, year to date sales were impacted by higher discount rates resulting from competitive price pressures.

  Gross margin as a percent of sales declined to 48% during the second quarter of 1996 compared to 56% in the comparable 1995 quarter. This was primarily the result of the higher relative costs of the faster growing new products and increased costs associated with the new and larger facilities. Gross margin for the six months ended June 30, 1996 declined to 51% from the 57% recorded in the comparable 1995 period. This again was primarily the result of the higher relative costs of the faster growing new products and increased facilities expenses. In addition, the higher discount rates had a slight effect on the Company's six month gross margin. The gross margins in the comparable 1995 periods also reflected the effect of a one time positive inventory revaluation.

  Selling, general and administrative costs increased 21% to $2,334,000 in the second quarter of 1996 from $1,926,000 in 1995. Selling, general and administrative costs for the six months ended June 30, 1996 increased 13% to $4,531,000 from the $3,997,000 in 1995. This was primarily the result of increased selling expenses associated with the higher levels of revenue, higher facilities expenses and increased investment in direct selling efforts. As is generally the case, increased sales from these investments initially follow after initial expense increases.

  Research and development expenses for the three and six months ended June 30, 1996 rose 116% and 85% respectively, to $707,000 and $1,281,000 from $327,000 and $691,000 in 1995. Research and development expenses were 8% and 7% of sales for the second quarter and first half of 1996 compared to 4% for the 1995 periods. This was primarily the result of increased staffing levels and other expenses associated with the expansion of the Company's research and development efforts. The Company anticipates that it will continue to make substantial investments in research and development in subsequent quarters.

  Interest income, net increased to $137,000 and $352,000 for the three and six months ended June 30, 1996 compared to $46,000 and $106,000 for the same periods in the prior year. This was primarily the result of increased income from short-term investments and the gain resulting from the sale of a short-term investment in early 1996.

  The Company's provision for income taxes was $632,000 and $1,637,000 for the three and six months ended June 30, 1996 compared to $1,096,000 and $ 2,148,000 for the comparable 1995 periods.

  In light of the significant growth of the Company's operations in past years, the Company believes that period to period comparisons of its financial results should not be relied upon as an indication of future performance.

                        Liquidity and Capital Resources
                        -------------------------------


  At June 30, 1996 the Company's working capital was $13,959,000, a 12% increase from the $12,452,000 reported at December 31, 1995. This was due to increases in cash equivalents, accounts receivable and inventory, which offset reduced short-term investments, increased trade accounts payable, accrued expenses and Payable to Parent.

  The Company reduced its bank borrowings by $10,000 during the first six months of 1996 to $54,000. Available bank borrowings were $2,500,000 at June 30, 1996. The Company believes that cash from operations, together with its cash resources and available bank borrowings, should be adequate to fund its working capital requirements through at least 1997.


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

Competition
- -----------

The market for industrial sensors is highly competitive. In particular competitive pressures in the first half of 1996 resulted in increased distributor, OEM and system integrator discounts and price reductions. Competitive pressures in the future could also result in increased expenses and reduced market acceptance of the Company's products.

Rapid technological change and new product development
- ------------------------------------------------------

The Company's future success will depend on its ability to enhance its current products, develope new products and respond to emerging industry standards, all on a timely and cost-effective basis. The introduction of new products also requires the Company to manage the transition from older products in order to minimize disruption of customer orders, avoid excessive levels of older product inventories and ensure that adequate supplies of new products can be delivered to meet customer demands.

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

                          PART II - OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- -----------------------------------------------------------

At the Annual Meeting of shareholders held on May 23, 1996, the shareholders reelected Anthony R. Lazzara, Joseph J. Lazzara, James A. Lazzara, James A. Ashford, Carl H. Frei and Bernard L. Ploshay to the Board of Directors and approved the selection of Price Waterhouse as the Company's independent accountants.

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

       Exhibit 24.1 - Power of Attorney is incorporated by reference to the
                      Registrant's Form 10- KSB for the year ended December 31, 1995, Exhibit 24.1.

       Exhibit 27.0 - Financial Data Schedule.

(b)  No Reports on Form 8-K were filed during the first quarter of 1996.

SIGNATURES
- ----------

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            SCIENTIFIC TECHNOLOGIES INCORPORATED
                                            ------------------------------------
                                                        Registrant


Date: August 13, 1996                               /s/ Joseph J. Lazzara
      ---------------                           ------------------------------
                                                        Joseph J. Lazzara
                                                  President and Chief Executive
                                                             Officer
                                                    (Principal Executive and
                                                        Financial officer)




Date: August 13, 1996                                 /s/ Richard O. Faria
      ---------------                             ----------------------------
                                                          Richard O. Faria
                                                       Vice-President, Finance &
                                                             Administration
                                                  (Principal Accounting Officer)