Form 10-Q
period 1996-09-30
SCIENTIFIC TECHNOLOGIES INC
filed 1996-11-12
CIK 708250

                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON D.C. 20549

                                  FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996
                                                        ------------------


[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________TO__________

Commission File Number: 0-12254


                    SCIENTIFIC TECHNOLOGIES INCORPORATED
                    ------------------------------------
                                  (Issuer)


              Oregon                                  77-0170363
     --------------------------       ----------------------------------------
      (State of incorporation)         (I.R.S. Employer Identification Number)


 6550 Dumbarton Circle, Fremont, California                   94555
--------------------------------------------            -----------------
  (Address of principal executive offices)                  (Zip Code)


                               (510) 608-3400
-------------------------------------------------------------------------------
                         (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by
Section 13 OR 15(d) of the Securities Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [_]


Common stock outstanding as of October 31, 1996 was 9,607,758 shares.

                       PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
-----------------------------

                     SCIENTIFIC TECHNOLOGIES INCORPORATED
                     ------------------------------------

                          CONSOLIDATED BALANCE SHEET
                          --------------------------
                                  (Unaudited)

                Assets                            Sep. 30, 1996   Dec. 31, 1995
                ------                            -------------   -------------
Current assets:
  Cash and cash equivalents                         $ 4,743,000     $ 3,477,000
  Short-term investments                              3,652,000       3,387,000
  Accounts and notes receivable, net                  6,302,000       5,253,000
  Inventories                                         3,523,000       3,487,000
  Other assets                                          788,000         595,000
                                                    -----------     -----------
      Total current assets                           19,008,000      16,199,000
Property and equipment, net                           2,412,000       1,898,000
                                                    -----------     -----------
      Total assets                                  $21,420,000     $18,097,000
                                                    ===========     ===========

        Liabilities and Shareholders' Equity
        ------------------------------------

Current liabilities
  Short-term debt                                   $    45,000     $    50,000
  Trade accounts payable                              1,775,000       2,218,000
  Payable to Parent                                   1,523,000              --
  Accrued expenses                                    1,373,000       1,479,000
                                                    -----------     -----------
      Total current liabilities                       4,716,000       3,747,000

Long-term debt                                               --          14,000
                                                    -----------     -----------
      Total liabilities                               4,716,000       3,761,000
                                                    -----------     -----------
Shareholders' equity
  Common stock: shares authorized 20,000,000
    issued and outstanding; 9,607,000
    ($.001 par value)                                    10,000          10,000
  Capital in excess of par value                      5,278,000       5,415,000
  Retained earnings                                  11,416,000       8,911,000
                                                    -----------     -----------
      Total shareholders' equity                     16,704,000      14,336,000
                                                    -----------     -----------
      Total liabilities and shareholders' equity    $21,420,000     $18,097,000
                                                    ===========     ===========

                     SCIENTIFIC TECHNOLOGIES INCORPORATED
                     ------------------------------------

                     CONSOLIDATED STATEMENT OF OPERATIONS
                     ------------------------------------
                                  (Unaudited)

                                             For the three months ended

                                            Sep. 30, 1996   Sep. 30, 1995
                                            -------------   -------------
Sales                                         $9,713,000      $9,479,000

Cost of goods sold                             4,816,000       4,503,000
                                              ----------      ----------
      Gross profit                             4,897,000       4,976,000

Operating Expenses:
  Selling, general and administrative          2,357,000       1,968,000
  Research and development                       605,000         437,000
                                              ----------      ----------
      Total operating expenses                 2,962,000       2,405,000
                                              ----------      ----------
      Income from operations                   1,935,000       2,571,000
                                              ----------      ----------
Interest income, net                              72,000          72,000
                                              ----------      ----------
      Income before income taxes               2,007,000       2,643,000

Provision for taxes on income                    803,000       1,057,000
                                              ----------      ----------
Net income                                    $1,204,000      $1,586,000
                                              ==========      ==========
   Net income per share                       $      .13      $      .17
                                              ==========      ==========
   Weighted average common and common
        equivalent shares                      9,607,000       9,607,000
                                              ==========      ==========

                     SCIENTIFIC TECHNOLOGIES INCORPORATED
                     ------------------------------------

                     CONSOLIDATED STATEMENT OF OPERATIONS
                     ------------------------------------
                                  (Unaudited)

                                              For the nine months ended

                                            Sep. 30, 1996   Sep. 30, 1995
                                            -------------   -------------
Sales                                        $28,319,000     $26,899,000

Cost of goods sold                            13,870,000      11,972,000
                                             -----------     -----------
      Gross profit                            14,449,000      14,927,000

Operating Expenses:
  Selling, general and administrative          6,888,000       5,964,000
  Research and development                     1,886,000       1,128,000
                                             -----------     -----------
      Total operating expenses                 8,774,000       7,092,000
                                             -----------     -----------
      Income from operations                   5,675,000       7,835,000
                                             -----------     -----------
Interest income, net                             423,000         177,000
                                             -----------     -----------
      Income before income taxes               6,098,000       8,012,000

Provision for taxes on income                  2,439,000       3,205,000
                                             -----------     -----------
Net income                                   $ 3,659,000     $ 4,807,000
                                             ===========     ===========
   Net income per share                      $       .38     $       .50
                                             ===========     ===========
   Weighted average common and common
        equivalent shares                      9,607,000       9,607,000
                                             ===========     ===========

                     SCIENTIFIC TECHNOLOGIES INCORPORATED
                     ------------------------------------

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                     ------------------------------------
                                  (Unaudited)

                                                     For the nine months ended

                                                   Sep. 30, 1996    Sep. 30, 1995
                                                   --------------   --------------
Cash flows from operating activities
  Net income                                         $ 3,659,000      $ 4,807,000
  Adjustments to reconcile net income to cash
    provided by operating activities:
    Depreciation and amortization                        416,000          335,000

    Changes in assets and liabilities:
      Accounts receivable, net                        (1,049,000)      (1,673,000)
      Inventories                                        (36,000)        (531,000)
      Payable to Parent                                1,523,000          724,000
      Trade accounts payable                            (443,000)         468,000
      Accrued expenses                                  (106,000)         130,000
      Other                                             (205,000)         (58,000)
                                                     -----------      -----------
        Cash flows provided by operating activities    3,759,000        4,202,000
                                                     -----------      -----------
Cash flows from investing activities
  Investment in intangibles and fixed assets            (918,000)        (696,000)
  Purchase of treasury stock                            (137,000)
  Sale (Purchase) of short-term investments             (265,000)          76,000
                                                     -----------      -----------
        Cash flows used in investing activities       (1,320,000)        (620,000)
                                                     -----------      -----------
Cash flows from financing activities
  Increase (decrease) in debt                            (19,000)         (19,000)
  Dividends                                           (1,154,000)        (913,000)
                                                     -----------      -----------
        Cash flows used in financing activities       (1,173,000)        (932,000)
                                                     -----------      -----------
Change in cash and cash equivalents                    1,266,000        2,650,000

Cash and cash equivalents at beginning of period       3,477,000        2,247,000
                                                     -----------      -----------
Cash and cash equivalents at end of period           $ 4,743,000      $ 4,897,000
                                                     ===========      ===========
Supplemental disclosure of cash flow information:
  Cash paid to the Parent for income taxes           $ 2,439,000      $ 3,205,000

                     SCIENTIFIC TECHNOLOGIES INCORPORATED
                     ------------------------------------

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                ----------------------------------------------

  The consolidated financial statements as of September 30, 1996 and the three and nine months ended September 30, 1996 and 1995 are unaudited. In the opinion of management, they reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results of these periods but may not necessarily be indicative of the results to be expected for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been consolidated or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in Scientific Technologies Incorporated's Annual Report to Shareholders on Form 10-KSB for the year ended December 31, 1995.


  1. INVENTORIES
     Inventories consist of the following:

                                 Sep. 30, 1996   Dec. 31, 1995
                                 -------------   -------------

              Raw Materials        $1,483,000      $1,408,000
              Subassemblies           531,000         426,000
              Work in Process         437,000         767,000
              Finished Goods        1,072,000         886,000
                                   ----------      ----------
                                   $3,523,000      $3,487,000
                                   ==========      ==========


  2. NET INCOME PER SHARE

     Net income per common share is computed based on the weighted average number of shares outstanding during the period. There were no options or warrants outstanding during the periods presented.


  3. DIVIDENDS PAID

     On September 1, 1996, a cash dividend of $.04 per share was paid to shareholders of record on August 23, 1996. On July 1, 1996 a cash dividend of $.04 per share was paid to shareholders of record on June 24, 1996. On April 1, 1996 a cash dividend of $.04 per share was paid to shareholders of record on March 22, 1996. Approximately 87% of the outstanding common stock of the Company is beneficially owned by Scientific Technology Incorporated, a California corporation under common control with the Company. Dividends paid to Scientific Technology Incorporated were applied to the Payable to Parent account.

ITEM 2 . MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
-------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

The following section contains certain forward looking statements based on
--------------------------------------------------------------------------
current expectations. Actual results may differ materially. Among the factors
-----------------------------------------------------------------------------
which could effect actual results are those listed under "Business Factors"
---------------------------------------------------------------------------
below and those listed under "Management's Discussion and Analysis of Financial
-------------------------------------------------------------------------------
Conditions and Results of Operations" in the Company's Annual Report on Form
----------------------------------------------------------------------------
10KSB for the year ended December 31, 1995.
-------------------------------------------


                             Results of Operations
                             ---------------------

  Sales for the three months ended September 30, 1996 increased 3% to $9,713,000 from $9,479,000 in the comparable quarter of 1995. This was primarily the result of continued acceptance of the Company' newer products introduced in 1994 and 1995. Sales for the nine months ended September 30, 1996 increased 5% to $28,319,000 from $26,899,000 in 1995, for essentially the same reasons. In addition, year to date sales were negatively impacted by higher distributor discount rates resulting from competitive price pressures.

  Gross margin as a percent of sales declined to 50% during the third quarter of 1996 compared to 52% in the comparable 1995 quarter. This was primarily the result of the higher relative costs of new products and increased costs associated with the Company's new and larger facilities. Gross margin for the nine months ended September 30, 1996 declined to 51% from the 55% recorded in the comparable 1995 period. This mainly resulted from the higher relative costs of new products and increased facilities expenses. In addition, the higher distributor discount rates had a slight effect on the Company's nine month gross margin.

  Selling, general and administrative costs increased 20% to $2,357,000 in the third quarter of 1996 from $1,968,000 in 1995. Selling, general and administrative costs for the nine months ended September 30, 1996 increased 15% to $6,888,000 from the $5,964,000 in 1995. This was a consequence of increased selling expenses associated with the higher levels of revenue, higher facilities expenses and increased investment in direct selling efforts.

  Research and development expenses for the three and nine months ended September 30, 1996 rose 38% and 67% respectively, to $605,000 and $1,886,000 from $437,000 and $1,128,000 in 1995. Research and development expenses were 6% and 7% of sales for the third quarter and first nine months of 1996 compared to 5% and 4% for the 1995 periods. This was principally the effect of increased staffing levels and other expenses associated with the expansion of the Company's product development efforts. The Company believes that continued development of new or enhanced products is a critical element of its long-term strategy and anticipates that the level of research and development expenses will continue to be significant, although research and development expenditures may vary from quarter to quarter.


  Interest income, net was $72,000 and $423,000 for the three and nine months ended September 30, 1996 compared to $72,000 and $177,000 for the same periods in the prior year. This resulted from increased income from short-term investments and the gain resulting from the sale of a short-term investment in early 1996.

  The Company's provision for income taxes was $803,000 and $2,439,000 for the three and nine months ended September 30, 1996 compared to $1,057,000 and $3,205,000 for the comparable 1995 periods.

  In light of the significant growth of the Company's operations in past years, the Company believes that period to period comparisons of its financial results should not be relied upon as an indication of future performance.

                        Liquidity and Capital Resources
                        -------------------------------

  At September 30, 1996 the Company's working capital was $14,292,000, a 15% increase from the $12,452,000 reported at December 31, 1995. This was due to cash flows from operations resulting in increases in cash and cash equivalents, accounts receivable, inventory and short-term investments, lower trade accounts payable, accrued expenses and increased Payable to Parent.

  The Company reduced its bank borrowings by $19,000 during the first nine months of 1996 to $45,000. Available bank borrowings were $2,500,000 at September 30, 1996. The Company believes that cash from operations, together with its cash resources and available bank borrowings, should be adequate to fund its working capital requirements through at least 1997.


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

Competition
-----------
The market for industrial sensors is highly competitive. In particular, competitive pressures in the first nine months of 1996 resulted in increased distributor, OEM and system integrator discounts and price reductions. Competitive pressures in the future could also result in increased expenses and reduced market acceptance of the Company's products.

Rapid technological change and new product development
------------------------------------------------------
The Company's future success will depend on its ability to enhance its current products, develop new products and respond to emerging industry standards, all on a timely and cost-effective basis. The introduction of new products also requires the Company to manage the transition from older products in order to minimize disruption of customer orders, avoid excessive levels of older product inventories and ensure that adequate supplies of new products can be delivered to meet customer demands.

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

Seasonality
-----------
The industrial manufacturing equipment industry can be subject to seasonality.

                          PART II - OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.
-----------------------------------------

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

     Exhibit 24.1 - Power of Attorney is incorporated by reference to the
                    Registrant's Form 10- KSB for the year ended December 31, 1995, Exhibit 24.1.

     Exhibit 27.0 - Financial Data Schedule.

(b)  No Reports on Form 8-K were filed during the third quarter of 1996.

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


                                            SCIENTIFIC TECHNOLOGIES INCORPORATED
                                            ------------------------------------
                                                         Registrant


Date:  November 12, 1996                /s/Joseph J. Lazzara
                              -------------------------------------------
                                           Joseph J. Lazzara
                                 President and Chief Executive Officer
                              (Principal Executive and Financial officer)



Date: :  November 12, 1996              /s/ Richard O. Faria
                               ------------------------------------------
                                            Richard O. Faria
                                Vice-President, Finance & Administration
                                     (Principal Accounting Officer)