Form 10-K405
period 1996-12-31
SCIENTIFIC TECHNOLOGIES INC
filed 1997-03-27
CIK 708250

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                                    This document consists of
                                                    35 pages, of which this
                                                    page is number 1. The index
                                                    to Exhibits is on page 29.

                                  FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] Annual report  pursuant to section 13 or 15 (d) of the Securities Exchange
    Act of 1934 (Fee Required)
    For the fiscal year ended December 31, 1996

[_] Transition report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934 (No Fee required)
    For the  transition period from______ to ______

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

                                                      Name of each exchange on
       Title of Class                                     which registered
-----------------------------                      -----------------------------
Common Stock, $.001 Par Value                      NASDAQ National Market System

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past
90 days. Yes   [X]   No [_]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The issuer's revenue for the most recent fiscal year was $38,294,000.

The aggregate market value of voting stock held by non-affiliates of the Registrant, based on the closing sales price of Common Stock on February 28, 1997 as reported by the National Association of Securities Dealers Automatic Quotation System, was approximately $8,935,000. Such amount excludes shares held by registrant's current directors and officers and by each person who owns 5% or more of the outstanding Common Stock in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant's Common Stock outstanding as of February 28, 1997 was 9,607,758 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy statement to be filed with the Commission in connection with the Company's 1997 Annual Meeting of Shareholders ("the Proxy Statement") are incorporated by reference in Part III of this Form 10K.

                                    PART I
                                    -------

ITEM 1. BUSINESS
----------------

       Scientific Technologies Incorporated (the "Company" or "STI"), operates in one industry segment, namely the design, manufacture and distribution of electrical and electronic industrial controls. The Company's products include: safety light guards, profiling scanners, factory automation sensors, controls, components, microcomputers, fiber optics, optical and radio frequency data communications, power monitoring, safety mats, and other electronic equipment supplied to industrial automation, commercial and defense customers.

       The Company is organized into three product divisions:
            - Optical Sensor Division ("OSD")
            - Control Components Division ("CCD")
            - Datricon Division ("DATRICON")

       Eighty-seven percent of the Company's stock is currently held by Scientific Technology Inc., a California corporation (the "Parent").

PRODUCTS
--------

1. Safety Automation Products, Optical Sensors, Wireless Communications.
   --------------------------------------------------------------------

          OSD designs, manufactures and markets a wide variety of safety light guards, photoelectric sensors, fiberoptic sensors, optical data links, and optical profiling scanners employing patented technology under eleven registered trade names. The division also markets and distributes several products manufactured by others.

     a. Safety Light Guards. The division's leading product group which
        --------------------
     accounted for a significant majority of the Company's sales in 1996, 1995 and 1994, is a family of safety light guards, also called presence sensing devices or safety light curtains, used to safeguard personnel in manufacturing environments near robots and moving machinery. Several product variations are offered by OSD in order to best provide a complete line of optical guarding solutions.

          The division manufactures and markets a miniaturized light guard called the MiniSafe, designed for inclusion in systems offered by original equipment manufacturers ("OEM") and other small guarding needs where limited space precludes using larger light curtains. The MiniSafe 4300 is available in four-inch increments ranging from four inches in coverage height to 64 inches. The operating distance, the distance between the transmitter and receiver, is up to 30 feet.

     _____________

      Scientific Technology, STI, The STI logo, OptoData, OptoSafe and
      Fiberlens are registered trademarks of Scientific Technology Incorporated. Scientific Technologies, Datricon, MiniSafe, FlexSafe, MicroSafe, OptoSwitch, BeamSafe, FastScan, and SpectraData are registered trademarks of Scientific Technologies Incorporated. Aegis, PartScan and ValuScan are trademarks of Scientific Technologies Incorporated. This Annual Report on Form 10-K also refers to trademarks and service marks of other companies and entities.

The MiniSafe MS4400 Series offers a longer range product, up to 50 feet, in a larger, more robust package. The MS4400 series and the more recently introduced MS4500 series include Individual Beam Indicators, an STI patented feature, which provide the customer with a visual indicator of the status of each individual beam in the sensing array. The Individual Beam Indicators assist in both the installation and operation of the MiniSafe.

     The FlexSafe is a segmented safety light curtain that offers greater flexibility and machine guarding for the unusually shaped application. Instead of a single head comprising the transmitter and a single head comprising the receiver, the FlexSafe is offered with two or more segments comprising each transmitter and receiver. The respective transmitter and receiver segments are connected with flexible cables to facilitate fitting to the machinery.

     In 1995, the Company introduced the MicroSafe safety light curtain, which is more compact than the MiniSafe with comparable features. Designed for use in locations where space is limited, the small size of the MicroSafe allows it to be easily integrated with the support framing used on many automated industrial machines.

     The PA4400 and PA4500 Perimeter Access Systems are safety light curtains specifically designed for perimeter protection around the boundaries of large automated machining centers and robotic work cells.

     Selected models of the safety light curtain products are certified by independent laboratories to comply with one or more of the following safety and electrical standards including: UL, CSA and British Standards BS6491. The newest MicroSafe and MiniSafe models are European certified by an independent test agency and carry the BG test mark

b.  Other Safety Automation Products. The Company has a strategic relationship
    ---------------------------------
with Guardmaster, Ltd., a manufacturer of mechanical safety interlocks based in the United Kingdom. Guardmaster safety interlock switches are utilized on hinged, sliding, or lift-off guards and barriers that are often installed with STI safety light curtains. When the guard is opened, the power supply to the machine is disconnected. The function and design of Guardmaster interlocks are complementary to the STI range of safety products. An affiliate of Guardmaster is the distributor for the STI product line in the United Kingdom.

     Aegis safety mats are designed for use in industrial environments where safety enhancements or zone detection is required. The mats are sensitive to foot or vehicular traffic. TouchStart capacitive palm switches for two hand control applications actuate with a soft touch.


c. Optical Profiling Scanners. In today's industrial environment, non-contact,
   ---------------------------
on-the-move sensing is vital to control automated processes and improve industrial productivity. STI has developed a diverse line of optical profiling scanner products. These scanners, (PartScan, ValuScan, and FastScan) provide non-contact sensing on a wide variety of customer applications.

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

d. Photoelectric Sensors. OSD manufactures and/or markets a variety of
   ---------------------
photoelectric (OptoSwitch, OmniProx) and fiberoptic (Fiberlens) sensors used for detecting the presence or absence of objects in a wide selection of factory automation applications.

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

e. Other Products. OSD also manufactures and/or markets a line of optical
   --------------
communications data links (OptoData) and spread spectrum radio frequency modems (SpectraData).

     The Optical Sensor Division's products are utilized in a wide variety of applications throughout a broad industrial base. OSD product users include companies in the automotive, machine tool, metal forming, robotics, electronics, material handling, packaging, food processing, pulp and paper, forest products, personal care products, printing, chemical, defense and textile industries.

     To cover this diversified industrial market, the division's products are marketed primarily through more than 425 US. distributors and sales representatives and 20 foreign distributors. Customers include end-users and original equipment manufacturers.

2. Control Components, Power Monitoring and Defense Electronics.
   ------------------------------------------------------------

     The Control Components Division manufactures and markets a wide variety of sensors and relays for commercial and defense customers. Products include custom magnetic components, current sensors, RPM sensors, voltage sensors, current monitors, time delay relays, flashers, phase sequence relays and indicators, DC to DC converters, and isolation transformers. CCD also manufactures and markets a line of power supplies for lasers.

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

3. Industrial Control Microcomputers, Peripherals and Software.
   -----------------------------------------------------------

     The Datricon Division designs and produces modular, board-level, computer products.

     The division's product line consists of a series of single board microcomputers and related peripheral boards for industrial applications and use by original equipment manufacturers, and pre-packaged systems. Most of the division's microcomputers are constructed on a single circuit board and are designed using a set of electrical and mechanical connections known as "STD-Bus". STD-Bus is one of several competing electronic bus structures used for microcomputers and peripherals in the industrial automation control marketplace.

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

SOURCES AND AVAILABILITY OF COMPONENTS
--------------------------------------

        The Company maintains an inventory of components and parts for its manufacturing activities. There are many sources for most of the components needed; however, some products, components and sub-assemblies are obtained from sole sources which may be the only supplier or in order to obtain pricing or supply efficiencies. In the event of supply interruptions from these vendors, the Company believes most sole source components could be obtained from other suppliers, but this would require the transfer of tooling or designs or the redesign of the Company's product to utilize components from an alternate source. Delays would be incurred in switching to an alternate source and could have an adverse effect on operations.

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

     In 1996, 1995 and 1994, the Company spent $2,482,000, $1,598,000 and
$1,370,000, respectively, for engineering, research and development. In addition to new products such as MicroSafe and Aegis safety mats, the Company's research and development efforts also result in enhancements to existing products. The Company anticipates that the level of research and development expenditures may be higher in 1997.

PATENTS AND TRADEMARKS
----------------------

     The Company holds seven US patents. In addition, the Company has been licensed by its Parent to use three patents for its products and thirteen US registered trademarks, including the use of the Parent's logo "STI". Products under the following US registered trademarks have also been licensed from the
Parent: "OMNIPROX," "OPTOSWITCH," "OPTODATA," "MINISAFE," "OPTOSAFE," "FIBERLENS," "BEAMSAFE," "FASTSCAN," "SPECTRADATA," "FLEXSAFE" and "MICROSAFE". The Company has filed for additional patent protection on certain technologies.

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

     Only 1% of 1996, 1995 and 1994 sales were made directly to governmental agencies. Aggregate sales to both government agencies and government contractors represented 2% of sales in 1996 and 3% of sales in 1995 and 1994, respectively.

BACKLOG
-------

     Because many customers place large orders for delivery throughout the year and because of the possibility of customer changes and cancellation of orders, the Company's backlog as of any particular date may not be representative of the Company's sales for any succeeding fiscal period. At March 13, 1997, the Company's backlog stood at $1,974,000. Of this total $118,000 is, at customer's request, scheduled to be filled during periods beyond 1997.

COMPETITION
-----------

     The industry in which the Company operates is competitive and subject to rapid technological change. Many of the Company's competitors are significantly larger and possess greater financial and other resources.

     Competitors of the OSD Division include, among others, Honeywell, Allen Bradley, Eaton Corporation, Banner Engineering, Sick Optic-Electronic, Inc, Cutler Hammer, Danaher Controls, Data Instruments, Link Controls and Omron. Competitors of the CCD division include several of the above-mentioned firms and also SCI Systems, Inc., Technitrol, Logitek, Hi-G and Xentek. Datricon's competitors include Mizar, Pro-Log, and Ziatech. In addition, the Company faces indirect competition from present and potential customers who from time to time evaluate the "make or buy" decision of whether to manufacture their own components or purchase them from outside sources.

     Competition is based primarily upon product quality, performance and price. The Company believes that it generally competes favorably as to these factors. To maintain its competitive position, the Company will continue to devote substantial resources to the development of new products. See "Research and development."

FOREIGN OPERATIONS
------------------

     The Company has no foreign manufacturing operations. STI Scientific Technologies GmbH, a wholly owned German subsidiary was established in 1995 as the Company's European sales office. The Company's products are also sold in foreign countries by distributors and independent sales representatives. Foreign sales represented less than 10 percent of sales in each of 1996, 1995 and 1994.

MAJOR CUSTOMERS
---------------

     NCC Electronics, an independent distributor, represented 19% of sales in 1996 and 1995 and 18% in 1994. Because of the Company's diverse customer base, no other customer represented more than 10% of sales.

COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS
-------------------------------------------------------

      Compliance with environmental protection laws or similar ordinances is not expected to have any material affect on the business of the Company.

EMPLOYEES
---------

      At December 31, 1996, the Company employed approximately 215 full time employees. Included in this total was the common manufacturing, support and administrative staff that the Company shares with the Parent and other subsidiaries of the Parent at the Dumbarton Circle facility, in Fremont, California.

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

ITEM 2. PROPERTIES
------------------

      The Company owns no real estate. In the fourth quarter of 1995 the Company relocated its manufacturing operations, corporate headquarters, administrative, engineering and sales offices to a 95,000 square foot facility located at 6550 Dumbarton Circle, Fremont, California. The facility is owned by the Parent and the Company leases approximately 70,000 square feet, 74% of the total, for its use. The Company believes its current facilities will be adequate for the foreseeable future. This relocation resulted in consolidation of the Company's operations into a single larger facility. See Note 6 of Notes to Consolidated Financial Statements for information regarding lease commitments.

      The Company maintains insurance policies for property, casualty, fire, business interruption, workers compensation, general liability and product liability. There can be no assurance that in the future, the Company will continue to be able to obtain such insurance on commercially and economically feasible terms. In the event the Company were to suffer a claim not covered by insurance or if insurance coverage is insufficient, such claim could have an adverse effect on the Company's operations or financial condition.


ITEM 3. LEGAL PROCEEDINGS.
-------------------------

      The Company is a defendant in litigation which arose in the normal course of business. The Company believes that it is unlikely that the outcome of the litigation will have an adverse material effect on the Company's financial position or results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-----------------------------------------------------------

     None.

                                    PART II
                                    -------

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------------------

MARKET INFORMATION
------------------

  The Company's common stock is traded on the NASDAQ Stock Market under the symbol STIZ. The stock tables in most daily newspapers list the Company as "SciTech".


Price of Common Stock
---------------------
1996              High       Low             1995        High         Low
1st Quarter      $16-3/4   $10-1/2         1st Quarter    $  6-1/8  $ 4-1/8
2nd Quarter       17-3/4    10-1/2         2nd Quarter      21-3/4    5-1/4
3rd Quarter       11-3/4     7-1/2         3rd Quarter      25       14-3/8
4th Quarter       10-1/4     7-1/2         4th Quarter      20-1/2   11

The closing sales price on February 28, 1997 was $7.125 per share.

HOLDERS
-------

    There were 772 stockholders of record on February 28, 1997.

DIVIDENDS
---------

     In 1995, regular quarterly dividends of $.03 per share were paid on April 3, and July 5, and $.035 per share on September 1, and December 1. In 1996, regular quarterly dividends of $.04 per share were paid on April 1, and July 1, September 3, and December 3. On March 3, 1997, the Company declared a regular quarterly dividend of $.0425 per share, payable on April 1, 1997 to shareholders of record on March 21, 1997.

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

                                                           December 31,
                                --------------------------------------------------------------------
                                                (In thousands except per share data)

Income statement data             1996            1995            1994            1993            1992
---------------------             ----            ----            ----            ----            ----
Net sales                       $38,294         $36,006         $26,115         $18,617         $12,775
Income from operations            7,798          10,247           6,063           3,995           2,064
Net income                        5,168           6,336           3,698           2,476           1,297
Net income per share            $   .54         $   .66         $   .38         $   .26         $   .14

Balance sheet data
------------------
Total assets                    $21,713         $18,097         $12,284         $ 8,310         $ 6,953
Long-term obligations                --              14              58              86              57
Stockholders equity              17,871          14,336           9,249           6,504           4,817

Dividends declared per share    $   .16         $   .13         $   .10         $   .09         $   .08


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
        RESULTS OF OPERATIONS
        ---------------------

   The following section contains certain forward looking statements based on current expectations. Actual results may differ materially. Among the factors which could effect actual results are those listed under "Business Factors"
                                     below.


                             RESULTS OF OPERATIONS
                             ---------------------

SALES
-----

Sales in 1996 grew 6% to $38.3 million from $36.0 million in 1995. Sales in 1995 grew 38% to $36.0 million from $26.1 million in 1994. The most important factor driving the growth in both periods was an increase in units shipped. Also contributing to this growth was the introduction of new products. The Company believes that competitive conditions could have an impact on its future sales growth rate. The table below summarizes operating performance as a percent of sales for the most recent three years.


                                               1996    1995    1994
                                               -----   -----   -----
     Sales                                      100%    100%    100%
                                               ----    ----    ----
     Gross margin                                51      55      53
                                               ----    ----    ----
     Operating expenses:
      Selling, general and administrative        24      22      25
      Research and development                    6       4       5
                                               ----    ----    ----
          Total operating expenses               30      26      30
                                               ----    ----    ----
     Income from operations                      21      29      23
     Interest income, net                         1       1       -
                                               ----    ----    ----
     Income before taxes                         22      30      23
     Provision for income taxes                   8      12       9
                                               ----    ----    ----
     Net income                                  14%     18%     14%
                                               ====    ====    ====


GROSS PROFIT
------------

                              1996 = $19.6 million
                              1995 = $19.9 million
                              1994 = $13.8 million
                              Decrease in 1996 = 2%
                              Increase in 1995 = 44%

Scientific Technologies' gross margin was 51% of sales in 1996, 55% in 1995 and 53% in 1994. The decline in gross profit and gross margin in 1996 compared to 1995 was attributable to: a more competitive market resulting in greater sales discounts and a product mix change consisting of increased proportionate sales of lower margin products. Gross margin was also impacted by higher sales of products manufactured by other companies and distributed by STI, which generally have lower gross margins. In addition, during the latter part of 1995, the Company relocated to its new and larger facility and increased its manufacturing support staff. During 1996, the Company experienced a 36% increase in manufacturing overhead expenses which was the result of the full year effect of the new facilities expenses, and to a lesser extent the staff increases. The increase in gross profits in 1995 compared to 1994 was due primarily to higher sales levels, while the gross margin improvement was the result of continued improvements in manufacturing techniques and processes resulting in decreased cost per unit. The Company believes that an increase in sales would help to offset the higher fixed costs associated with the larger facility and have a positive impact on gross margin in the future.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------

                              1996 = $9.4 million
                              1995 = $8.0 million
                              1994 = $6.4 million
                              Increase in 1996 = 18%
                              Increase in 1995 = 25%

During 1996, the Company increased its promotional expenditures, continued to expand its sales and information systems staff and incurred the full year effect of expenses associated the new facilities and German sales and marketing operations. These were the primary reasons that the growth in selling, general and administrative expenses exceeded sales growth when compared to 1995. The Company also translated its product literature into other languages as required for sales activity in the European market. Increased sales volume was the chief factor contributing to the higher selling expenses in 1995 compared to 1994. The Company anticipates that selling, general and administrative expenses will increase in the future but will remain constant or slightly lower as a percent of sales.

RESEARCH AND DEVELOPMENT EXPENSES
---------------------------------

                              1996 = $2.5 million
                              1995 = $1.6 million
                              1994 = $1.4 million
                              Increase in 1996 = 55%
                              Increase in 1995 = 17%

Product creation, development and enhancement have been and continue to be an important factor in STI's long-term success. Investments in this area enable the Company to serve the factory automation market with increasingly more sophisticated sensors, manufacturing controls and data communication products. In 1996 and 1995, STI introduced a number of product advancements that have helped the Company to maintain its position in a highly competitive marketplace. The Company anticipates that the level of research and development expenses will increase in the future, although such expenses may vary as a percentage of sales. To date, all product development costs have been expensed as incurred, and none have been capitalized.

INCOME BEFORE TAXES
-------------------

                             1996 = $ 8.3 million
                             1995 = $10.6 million
                             1994 = $ 6.2 million
                             Decrease in 1996 = 21%
                             Increase in 1995 = 71%

Income before taxes decreased in 1996 compared to 1995, primarily due to the above mentioned cost increases, which more than offset increased sales. The increase from 1994 to 1995 was primarily the result of increased sales. Pre-tax income was 22% of sales in 1996, 30% in 1995 and 23% in 1994.

                                   INCOME TAX
                                   ----------

The Company's effective income tax rate was 38% in 1996 and 40% in both 1995 and 1994. The Company expects that, with the continuued utilization of available research and development tax credits, its effective tax rate will be approximately 38% in 1997. See Notes 1 and 4 of Notes to Consolidated Financial Statements.

                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------

STI's working capital needs have been met through funds generated from operating activities. During 1996, funds were provided by net income, depreciation and accounts payable and were used to finance increased accounts receivable, inventories and other assets, purchase short-term investments and fixed assets, pay dividends, repurchase common stock and debt service. Working capital amounted to $15.4 million at December 31, 1996. The bank line of credit, consisting of a one year $2.5 million revolving line and term loan commitment with Bank of the West was extended in 1996 to May 31, 1997. Secured by qualified receivables, fixed assets and inventories, the line bears interest at the bank's prime rate. At December 31, 1996, none of the revolving line of credit had been utilized. The Company has the option to convert up to $500,000 of the credit line into a five year term note. See Notes 3 and 5 of Notes to Consolidated Financial Statements.

The Company relocated its facilities in late 1995 and made certain capital expenditures during 1996, primarily for production, quality assurance, research and development equipment, information systems and software. The Company has entered into a ten year lease for a majority of its facility which is owned by the Parent. In keeping with normal operations and plans for growth, the Company plans to make certain capital expenditures during 1997, primarily for production, quality assurance and research and development equipment. While the Company had no formal commitments at December 31, 1996, it is anticipated that capital expenditures in 1997 will be approximately $850,000. See Note 6 of Notes to Consolidated Financial Statements.

Scientific Technologies believes its cash flow from operations and available bank borrowings will be sufficient to meet anticipated working capital requirements through at least 1997. While the Company continues to evaluate its financing alternatives from time to time, it has no current plans to raise additional outside capital.

                            RELATIONSHIP WITH PARENT
                            ------------------------

The Parent manages cash for the Company. Cash collected by the Parent on the Company's behalf is reflected as a decrease to the Payable to Parent account or as an increase to the Receivable from Parent account. Cash transfers, management service, interest and rent charges from the Parent to the Company, charges for income taxes and the Parent's share of dividends are reflected as increases to the payable account or as decreases to the receivable account. The Parent files consolidated returns, including the accounts of the Company, for federal and state income taxes. See Note 2 of Notes to Consolidated Financial Statements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
----------------------------------------------------

(a) The following documents are filed as a part of this Report:


                                                                           PAGE
                                                                           ----
(1) Financial Statements

    Consolidated Balance Sheets - December 31, 1996 and 1995                 15

    Consolidated Statement of Operations - Years ended December 31, 1996,
       1995 and 1994                                                         16

    Consolidated Statement of Cash Flows - Years ended December 31, 1996,
      1995 and 1994                                                          17

    Consolidated Statement of Changes in Stockholders' Equity - Years
      ended December 31, 1996, 1995 and 1994                                 18

    Notes to Consolidated Financial Statements                               19

    Report of Independent Accountants                                        24


 (2) Financial Statement Schedules

     Financial Statement Schedules have been omitted because they are not required or applicable, or the information required to be set forth therein is included in the Financial Statements or notes thereto.

                      SCIENTIFIC TECHNOLOGIES INCORPORATED
                      ------------------------------------
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                     (In thousands, except per share data)

                                                                      DECEMBER 31,
                                                                   1996      1995
                                                                  -------   -------
Assets
Current Assets
    Cash and cash equivalents                                     $ 2,371   $ 3,477
    Short-term investments                                          4,989     3,387
    Accounts receivable, net                                        6,692     5,253
    Inventories                                                     4,066     3,487
    Deferred income taxes                                             840       400
Other assets                                                          278       195
                                                                  -------   -------
                  Total current assets                             19,236    16,199

Property and equipment, net                                         2,477     1,898
                                                                  -------   -------
                  Total assets                                    $21,713   $18,097
                                                                  =======   =======

Liabilities and Stockholders' Equity

Current Liabilities
    Short-term debt                                               $    --   $    50
    Trade accounts payable                                          2,385     2,218
    Accrued expenses                                                1,457     1,479
                                                                  -------   -------
                  Total current liabilities                         3,842     3,747
Long-Term Debt                                                         --        14
                                                                  -------   -------
                  Total liabilities                                 3,842     3,761
                                                                  -------   -------

Commitments and contingencies (Notes 3 and 6)

Stockholders' Equity
    Common stock; shares authorized - 20,000;
       shares issued and outstanding - 9,607 and
       9,602, respectively; $.001 par value                            10        10
    Capital in excess of par value                                  5,319     5,415
    Retained earnings                                              12,542     8,911
                                                                  -------   -------
                  Total stockholders' equity                       17,871    14,336
                                                                  -------   -------
                  Total liabilities and stockholders' equity      $21,713   $18,097
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

                      SCIENTIFIC TECHNOLOGIES INCORPORATED
                      ------------------------------------
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      ------------------------------------
                     (In thousands, except per share data)



                                                       YEAR ENDED DECEMBER 31,
                                                     --------------------------
                                                      1996      1995      1994
                                                     -------   -------   -------
Sales                                                $38,294   $36,006   $26,115
Cost of goods sold                                    18,661    16,139    12,323
                                                     -------   -------   -------
    Gross profit                                      19,633    19,867    13,792
Operating expenses
    Selling, general and administrative                9,353     8,022     6,359
    Research and development                           2,482     1,598     1,370
                                                     -------   -------    ------
     Total operating expenses                         11,835     9,620     7,729
                                                     -------   -------   -------

     Income from operations                            7,798    10,247     6,063

Interest income, net                                     537       312       101
                                                     -------   -------   -------

     Income before income taxes                        8,335    10,559     6,164
Provision for income taxes                             3,167     4,223     2,466
                                                     -------   -------   -------

          Net income                                 $ 5,168   $ 6,336   $ 3,698
                                                     =======   =======   =======

     Net income per share                            $   .54   $   .66   $   .38
                                                     =======   =======   =======

     Weighted average common shares outstanding        9,604     9,607     9,607
                                                     =======   =======   =======

   The accompanying notes are an integral part of these financial statements.

                      SCIENTIFIC TECHNOLOGIES INCORPORATED
                      ------------------------------------
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                ------------------------------------------------
                                 (In thousands)

                                               YEAR ENDED DECEMBER 31
                                           -----------------------------
                                             1996       1995       1994
                                           --------   --------   --------
Cash flows from operating activities:
  Net income                               $ 5,168    $ 6,336    $ 3,698
  Adjustments to reconcile net income to
    cash provided by (used in)
     operating activities:
    Depreciation and amortization              649        465        337
    Changes in assets and liabilities:
       Accounts receivable, net             (1,439)      (467)    (1,841)
       Inventories                            (579)    (1,120)      (652)
       Payable to Parent                        --        (19)       675
       Trade accounts payable                  167        670        670
       Accrued expenses                        (22)        97        590
       Other                                  (523)      (344)       (98)
                                           -------    -------    -------
Cash flows provided by operating
 activities                                  3,421      5,618      3,379
                                           -------    -------    -------

Cash flows from investing activities:
       Purchases of property  and
        equipment                           (1,228)      (863)    (1,041)
       Sale (Purchase) of short-term
        investments                         (1,602)    (2,254)       809
                                           -------    -------    -------
Cash flows used in investing activities     (2,830)    (3,117)      (232)
                                           -------    -------    -------

Cash flows from financing activities:
   Payments on debt                            (64)       (22)       (50)
   Issuance (repurchase) of common stock       (96)         -          4
   Dividends                                (1,537)    (1,249)      (957)
                                           -------    -------    -------
         Cash flows used in financing
          activities                        (1,697)    (1,271)    (1,003)
                                           -------    -------    -------

Change in cash and cash equivalents         (1,106)     1,230      2,144

Cash and cash equivalents at beginning
 of year                                     3,477      2,247        103
                                           -------    -------    -------
Cash and cash equivalents at end of year   $ 2,371    $ 3,477    $ 2,247
                                           =======    =======    =======

Supplemental disclosure of cash flow
 information:
            Cash paid to Parent for
             income taxes                  $ 3,167    $ 4,223    $ 2,466
                                           =======    =======    =======

   The accompanying notes are an integral part of these financial statements.

                      SCIENTIFIC TECHNOLOGIES INCORPORATED
                      ------------------------------------
 CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE YEARS ENDED
 -----------------------------------------------------------------------------
                       DECEMBER 31,  1996, 1995 AND 1994
                       ---------------------------------
                                 (In thousands)

                                          Common stock
                                   -------------------------
                                                     Capital
                                                       in
                                                     excess
                                              Par    of par     Retained
                                   Shares    value    value     earnings     Total
                                   ------    -----   -------    --------    -------
Balances December 31, 1993          9,607      $10    $5,411     $ 1,083    $ 6,504
   Issuance of common stock                                4                      4
   Net income for the year                                         3,698      3,698
   Dividends paid                                                   (957)      (957)
                                    -----      ---    ------     -------    -------
Balances December 31, 1994          9,607       10     5,415       3,824      9,249
   Net income for the year                                         6,336      6,336
   Dividends paid                                                 (1,249)    (1,249)
                                    -----      ---    ------     -------    -------
Balances December 31, 1995          9,607       10     5,415       8,911     14,336
   Repurchase of common stock          (5)               (96)                   (96)
   Net income for the year                                         5,168      5,168
   Dividends paid                                                 (1,537)    (1,537)
                                    -----      ---    ------     -------    -------
Balances December 31, 1996          9,602      $10    $5,319     $12,542    $17,871
                                    =====    =====    ======     =======    =======

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

The Company operates in one business segment - the development, manufacture and marketing of electronic products. Sales to foreign customers represented less than 10% of total sales in 1996, 1995 and 1994. One customer, a distributor, accounted for 19% of total sales in 1996 and 1995 and 18% in 1994.

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all significant intercompany accounts and transactions.

REVENUES

Revenues from product sales are recognized when products are shipped. The Company warranties its products for 12 months from date of installation and provides for warranty upon shipment.

CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company invests primarily in money market accounts and short-term investments held at financial institutions and considers all highly liquid investments with an original maturity of less than 90 days to be cash equivalents.

Short-term investments consist of highly liquid investments which generally mature in less than one year and are classified as "available for sale". Interest income is accrued as earned. The investments are carried at cost plus accrued interest, which approximates market value.

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

The Company is included in the consolidated tax return of the Parent, but provides for income taxes on a separate return basis pursuant to a tax sharing arrangement, which limits the Company's tax liability to the amount payable to the Parent. Income taxes payable are recorded as a reduction to the receivable from Parent account or as an increase to the payable to Parent account.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments, and trade accounts receivable. The Company places its cash and cash equivalents in a variety of money market accounts. The Company further limits its exposure to these investments by placing such investments with various high quality financial institutions. The Company routinely performs evaluations of these financial institutions. The Company offers credit terms on the sale of its products to its customers. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company maintains an allowance for uncollectable accounts receivable based upon the expected collectability of all accounts receivable. The Company's short-term investments are primarily composed of highly rated mutual funds and treasury bonds.

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

FOREIGN CURRENCY

The Company's German subsidiary transacts its business in German Marks. Translation and transaction gains and losses to date have been immaterial.

INCOME PER SHARE

Income per common share is computed based on the weighted average number of shares outstanding during the period. There were no options or warrants for the purchase of common stock of the Company outstanding during the periods presented.

MANAGEMENT ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.

STOCK BASED COMPENSATION PLANS

The employees of the Company are eligible to participate in the stock option and stock purchase plans of the Parent. The Company applied the provisions of Statement of Accounting Standards No. 123 (FAS123) to the stock option and stock purchase plans of the Parent for 1995 and 1996, and found that the allocated pro forma effects of applying FAS123 were immaterial to the Company's financial position and results of operations.

NOTE 2 - RELATED PARTY TRANSACTIONS

The Parent provides certain management, marketing and sales services to the Company. The costs are allocated to the Company based on the percentage of the Company's sales to total sales of the Parent and its subsidiaries. The amounts allocated to the Company for 1996, 1995 and 1994 were $949,000, $890,000 and $789,000, respectively.

The Company leases approximately 70,000 square feet in a 95,000 square foot facility owned by the Parent. The lease term is for ten years. Overhead costs are allocated primarily on the basis of square footage utilized.

Additionally, the Parent manages the Company's cash. The Company utilizes a payable to Parent account to record activity including cash received, cash disbursed and amounts owed to the Parent for allocated charges and dividends. The net effect of transactions with the Parent resulted in a zero balance at December 31, 1996 and 1995. The Company charges interest on the receivables from the Parent and pays interest on payables to Parent at the Company's average interest rate on bank borrowings. Interest expense amounted to $42,000 in 1996, interest income amounted to $20,000 in 1994. There was no interest income or expense in 1995.

NOTE 3-BALANCE SHEET DATA


                                                    December 31,
                                                  1996       1995
                                                --------   --------
                                                  (In thousands)
     ACCOUNTS RECEIVABLE:
     Trade accounts receivable                  $ 6,806    $ 5,367
     Less: Allowance for doubtful accounts         (114)      (114)
                                                -------    -------
     Accounts receivable, net                   $ 6,692    $ 5,253
                                                =======    =======

     INVENTORIES:
     Finished goods                             $ 1,449    $   886
     Work in process                                509        767
     Subassemblies                                  493        426
     Raw materials                                1,615      1,408
                                                -------    -------
                                                $ 4,066    $ 3,487
                                                =======    =======
     PROPERTY AND EQUIPMENT:
     Equipment                                  $ 3,659    $ 3,205
     Furniture and fixtures                         651        879
     Leasehold improvements                          20         67
                                                -------    -------
                                                  4,330      4,151
     Less: accumulated depreciation              (1,853)    (2,253)
                                                -------    -------
                                                $ 2,477    $ 1,898
                                                =======    =======
     ACCRUED EXPENSES:
     Accrued compensation and benefits          $   666    $   541
     Accrued commissions                            222        223
     Warranty reserve                               229        191
     Other                                          340        524
                                                -------    -------
                                                $ 1,457    $ 1,479
                                                =======    =======
     DEBT:
     Note payable to bank                       $    --    $    64

     Less: portion due within one year               --        (50)
                                                -------    -------
     Long-term portion of debt                  $    --    $    14
                                                =======    =======

The Company has a $2,500,000 line of credit with a bank, of which no amount was outstanding at December 31, 1996 or December 31, 1995. The line, which is subject to certain financial statement covenants, bears interest at the bank's prime rate (8.25% and 8.50%, respectively, at December 31,1996 and December 31, 1995), is secured by accounts receivable, inventories and fixed assets, expires on May 31, 1997.

NOTE 4-INCOME TAXES

The provision for income taxes was as follows:

                                                Year Ended December 31
                                            1996          1995         1994
                                           ------        ------       ------
Current tax expense:                                (In thousands)
    Federal                                $2,691        $3,578       $1,893
    State, net of federal benefit             876         1,085          573
                                           ------        ------       ------
    Sub total                               3,567         4,663        2,466
    Deferred tax benefit                     (400)         (440)          --
                                           ------        ------       ------
    Total                                  $3,167        $4,223       $2,466
                                           ======        ======       ======

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. At December 31, 1996 and 1995, the deferred tax assets of $840,000 and $440,000, respectively, were comprised primarily of the following items:
$425,000 and $170,000, respectively, of inventory reserves and $415,000 and $270,000, respectively, of other accruals and reserves not currently deductible. At December 31, 1994, the deferred tax assets and deferred tax liabilities were not significant.

The provision for income taxes differs from the amount of tax determined by applying the applicable U.S. statutory income tax rate to pretax income as a result of the following differences:


                                                  Year Ended December 31
                                                    1996    1995    1994
                                                   -----   -----   -----
Percentage of pretax income:
Statutory U.S. tax rate                              34%     34%     34%
State income taxes, net of federal benefit            6       6       6
Research and development and other credits           (2)      -       -
                                                   ----    ----    ----
Effective tax rate                                   38%     40%     40%
                                                   ====    ====    ====

NOTE 5-DIVIDENDS

On March 3, 1997, the Company declared a regular quarterly dividend of $.0425 per share on all its common shares, payable on April 1, 1997 to shareholders of record on March 21, 1997. During 1996, the Company paid quarterly dividends of $.04 per share. During 1995, the Company paid regular quarterly dividends of $.03 per share on April 3, and July 5, and $.035 per share on September 1, and December 1. During 1994, the Company paid quarterly dividends of $.025 per share.

NOTE 6-COMMITMENTS AND CONTINGENCIES

The Company leases certain office and manufacturing space and other equipment under noncancellable operating leases. At December 31, 1996, future minimum payments under these leases due in the years 1997 through 2005 were approximately $630,000 per year.

Rent expense under operating lease agreements was approximately $630,000, $261,000 and $291,000 in 1996, 1995 and 1994, respectively.

The Company is a defendant in litigation which arose in the normal course of business. The Company believes that it is unlikely that the outcome of the litigation will have an adverse material effect on the Company's financial position or results of operations.

NOTE 7-UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL DATA
                     (In thousands, except per share data)

1996                            First    Second     Third    Fourth
                               Quarter   Quarter   Quarter   Quarter         Total
                               -------   -------   -------   -------        -------
Sales                           $9,351    $9,254    $9,713   $9,976          $38,294
Gross Profit                     5,069     4,484     4,897    5,183           19,633
Net Income                       1,507       948     1,204    1,509/(1)/       5,168
Net Income per share            $  .16    $  .10    $  .13   $  .16/(1)/     $   .54

1995                            First    Second     Third    Fourth
                               Quarter   Quarter   Quarter   Quarter         Total
                               -------   -------   -------   -------        --------
Sales                           $8,652    $8,767    $9,479   $9,108          $36,006
Gross Profit                     5,004     4,948     4,976    4,939           19,867
Net Income                       1,577     1,645     1,586    1,528            6,336
Net Income per share            $  .16    $  .17    $  .17   $  .16          $   .66

(1) Includes a $167 benefit from a change in the Company's effective tax rate.

                       REPORT OF INDEPENDENT ACCOUNTANTS


     To the Board of Directors and
     Shareholders of Scientific Technologies Incorporated

     In our opinion, the consolidated financial statements listed in the index appearing under Item 8(a)(1) present fairly, in all material respects, the financial position of Scientific Technologies Incorporated (a subsidiary of Scientific Technology Incorporated) and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



     PRICE WATERHOUSE LLP
     San Jose, California
     March 3, 1997

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        ---------------------------------------------------------------
        FINANCIAL DISCLOSURE
        --------------------
        None.


                                   PART III
                                   --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

The information required by this Item concerning the Company's directors and the Company's executive officers is incorporated by reference to the sections entitled "Nominees" and "Management", respectively, appearing in the Company's Proxy Statement for its 1996 Annual Meeting of Shareholders (the "Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

The information required by this Item is incorporated by reference to the sections entitled "Executive Compensation" and "Report of the Compensation Committee" appearing in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

The information required by this Item is incorporated by reference to the sections entitled "Security Ownership of Certain Beneficial Owners and Management" appearing in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

The information required by this Item is incorporated by reference to the sections entitled "Certain Relationships and Related Transactions" appearing in the Proxy Statement.

                                    PART IV
                                    -------

ITEM 14. EXHIBITS LIST AND REPORTS ON FORM 8-K.
------------------------------------------------

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

     Exhibit 10.3 - Amendment dated May 31, 1996 to Bank Agreement dated
                    November 29, 1994 with Bank of The West.

     Exhibit 10.4 - Lease agreement dated November 21, 1995 for 1,835 square feet of space in Menlo Park California is incorporated by reference to the Registrant's Form 10-KSB for the year ended December 31, 1995, Exhibit 10.4.

     Exhibit 21.1 - Subsidiaries of the Registrant.

     Exhibit 23.1 - Consent of Independent Accountants.

     Exhibit 24.1 - Power of Attorney (included on page 27).

     Exhibit 27.0 - Financial Data Schedule.

     All other exhibits for which provision is made in Regulation S-K of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(b)  No Reports on Form 8-K were filed during the last quarter of 1996.

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 SCIENTIFIC TECHNOLOGIES INCORPORATED


Dated: March 24, 1997            By /s/ Anthony R. Lazzara
       --------------              ---------------------------------
                                        Anthony R. Lazzara
                                        Chairman


                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Anthony R. Lazzara and Joseph J. Lazzara, jointly and severally, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


      Signature                             Title                            Date
-------------------------   ------------------------------------------   --------------

/s/ Anthony R. Lazzara      Chairman of the Board and                    March 24, 1997
-------------------------   Director                                     --------------
Anthony R. Lazzara

/s/ Joseph J. Lazzara       President, Chief Executive Officer,          March 24, 1997
-------------------------   Treasurer, Director (Principal               --------------
Joseph J. Lazzara           Executive and Financial Officer)

/s/ James A. Lazzara        Vice President, Secretary and                March 24, 1997
-------------------------   Director                                     --------------
James A. Lazzara

/s/ James A. Ashford        Vice President and Director                  March 24, 1997
-------------------------                                                --------------
James A. Ashford

/s/ Carl H. Frei            Director                                     March 24, 1997
-------------------------                                                --------------
Carl H. Frei

/s/ Bernard J. Ploshay      Director                                     March 24, 1997
-------------------------                                                --------------
Bernard J. Ploshay

/s/ Richard O. Faria        Vice President, Finance and Administration   March 24, 1997
-------------------------   (Principal Accounting Officer)               --------------
Richard O. Faria


                     SCIENTIFIC TECHNOLOGIES INCORPORATED
                     ------------------------------------

                                   EXHIBITS

                                      TO


                          ANNUAL REPORT ON FORM 10-K
                         YEAR ENDED DECEMBER 31, 1996

                         EXHIBITS - TABLE OF CONTENTS
                         ----------------------------


                                                                   Page
                                                                   ----

Exhibit 10.3 - Amendment dated May 31, 1996 to Bank Agreement
               dated November 29, 1994                               30
                                                                     --

Exhibit 21.1 - Subsidiaries of the Registrant                        33
                                                                     --

Exhibit 23.1 - Consent of Independent Accountants                    34
                                                                     --

Exhibit 24.1 - Power of Attorney (included on page 27)


Exhibit 27.0 - Financial Data Schedule                               35
                                                                     --