Form 10-Q
period 1997-03-31
SCIENTIFIC TECHNOLOGIES INC
filed 1997-05-14
CIK 708250

                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON D.C. 20549

                                  FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997
                                                          --------------


[_]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO ________

Commission File Number: 0-12254


                    SCIENTIFIC TECHNOLOGIES INCORPORATED
--------------------------------------------------------------------------------
                                  (Issuer)


            Oregon                                 77-0170363
   ------------------------          ---------------------------------------
   (State of incorporation)          (I.R.S. Employer Identification Number)


     6550 Dumbarton Circle, Fremont, California            94544
     ------------------------------------------          ----------
      (Address of principal executive offices)           (Zip Code)


                               (510) 608-3400
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

Common stock outstanding as of April 30, 1997 was 9,607,758 shares.

                       PART 1 - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS
-----------------------------

                    SCIENTIFIC TECHNOLOGIES INCORPORATED
                    ------------------------------------

                         CONSOLIDATED BALANCE SHEET
                         --------------------------
                                 (Unaudited)



              Assets                              Mar. 31, 1997  Dec. 31, 1996
                                                  -------------  -------------
Current assets:
  Cash and cash equivalents ....................   $ 3,243,000   $ 2,371,000
  Short-term investments .......................     5,491,000     4,989,000
  Accounts and notes receivable, net............     6,706,000     6,692,000
  Inventories ..................................     4,258,000     4,066,000
  Deferred income taxes ........................       840,000       840,000
  Other assets .................................       377,000       278,000
                                                   -----------   -----------
      Total current assets .....................    20,915,000    19,236,000
Property and equipment, net ....................     2,865,000     2,477,000
                                                   -----------   -----------
       Total assets ............................   $23,780,000   $21,713,000
                                                   ===========   ===========



       Liabilities and Shareholders' Equity
       ------------------------------------

Current liabilities
  Trade accounts payable .......................   $ 2,124,000   $ 2,385,000
  Payable to Parent ............................       762,000            --
  Accrued expenses .............................     1,769,000     1,457,000
                                                   -----------   -----------
      Total current liabilities ................     4,655,000     3,842,000
                                                   -----------   -----------
      Total liabilities ........................     4,655,000     3,842,000
                                                   -----------   -----------

Shareholders' equity
  Common stock: shares authorized 20,000,000
    issued and outstanding; 9,607,000
    ($.001 par value) ..........................        10,000        10,000
  Capital in excess of par value ...............     5,300,000     5,319,000
  Retained earnings ............................    13,815,000    12,542,000
                                                   -----------   -----------
      Total shareholders' equity ...............    19,125,000    17,871,000
                                                   -----------   -----------
      Total liabilities and shareholders' equity   $23,780,000   $21,713,000
                                                   ===========   ===========

                    SCIENTIFIC TECHNOLOGIES INCORPORATED
                    ------------------------------------

                    CONSOLIDATED STATEMENT OF OPERATIONS
                    ------------------------------------
                                 (Unaudited)


                                       For the three months ended

                                       Mar. 31, 1997 Mar. 31, 1996
                                       ------------- -------------

Sales ...............................   $10,110,000   $ 9,352,000

Cost of goods sold ..................     4,823,000     4,283,000
                                        -----------   -----------

      Gross profit ..................     5,287,000     5,069,000

 Operating Expenses:
  Selling, general and administrative     2,519,000     2,197,000
  Research and development ..........       827,000       574,000
                                        -----------   -----------
      Total operating expenses ......     3,346,000     2,771,000
                                        -----------   -----------

      Income from operations ........     1,941,000     2,298,000
                                        -----------   -----------

Interest income, net ................       111,000       214,000
                                        -----------   -----------

      Income before income taxes ....     2,052,000     2,512,000

Provision for taxes on income .......       780,000     1,005,000
                                        -----------   -----------

Net income ..........................   $ 1,272,000   $ 1,507,000
                                        ===========   ===========

   Net income per share .............   $       .13   $       .16
                                        ===========   ===========

   Weighted average common and common
        equivalent shares ...........     9,601,000     9,607,000
                                        ===========   ===========

                    SCIENTIFIC TECHNOLOGIES INCORPORATED
                    ------------------------------------

                    CONSOLIDATED STATEMENT OF CASH FLOWS
                    ------------------------------------
                                 (Unaudited)

                                                       For the three months ended

                                                      Mar. 31, 1997  Mar. 31, 1996
                                                      -------------  -------------
Cash flows from operating activities
  Net income ......................................   $ 1,272,000    $ 1,507,000
  Adjustments to reconcile net income to cash
    provided by operating activities:
    Depreciation and amortization .................       194,000        145,000

    Changes in assets and liabilities:
      Accounts receivable, net ....................       (14,000)    (1,055,000)
      Inventories .................................      (192,000)      (759,000)
      Payable to Parent ...........................       762,000        443,000
      Trade accounts payable ......................      (261,000)       383,000
      Accrued expenses ............................       312,000        (70,000)
      Other .......................................       (98,000)      (289,000)
                                                      -----------    -----------
        Cash flows provided by operating activities     1,975,000        305,000
                                                      -----------    -----------

Cash flows from investing activities
  Investment in intangibles and fixed assets ......      (582,000)      (420,000)
  Sale (purchase) of short-term investments .......      (502,000)     1,203,000
                                                      -----------    -----------
        Cash flows used in investing activities ...    (1,084,000)       783,000
                                                      -----------    -----------

Cash flows from financing activities
  Increase (decrease) in debt .....................            --         (4,000)
  Repurchase of common stock ......................       (19,000)
                                                      -----------    -----------
        Cash flows used in financing activities ...       (19,000)        (4,000)
                                                      -----------    -----------

Change in cash and cash equivalents ...............       872,000      1,084,000

Cash and cash equivalents at beginning of period ..     2,371,000      3,477,000
                                                      -----------    -----------
Cash and cash equivalents at end of period ........   $ 3,243,000    $ 4,561,000
                                                      ===========    ===========

Supplemental disclosure of cash flow information:
  Cash paid to the Parent for income taxes ........   $   780,000    $ 1,005,000

                     SCIENTIFIC TECHNOLOGIES INCORPORATED
                     ------------------------------------

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                ----------------------------------------------

   The consolidated financial statements as of March 31, 1997 and the three months ended March 31, 1997 and 1996 are unaudited. In the opinion of management, they reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results of these periods but may not necessarily be indicative of the results to be expected for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been consolidated or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in Scientific Technologies Incorporated's Annual Report to Shareholders on Form 10-K for the year ended December 31, 1996.

      1. INVENTORIES

         Inventories consist of the following:

                                              Mar. 31, 1997     Dec. 31, 1996
                                              -------------     -------------
                         Raw Materials .....  $   1,841,000     $   1,615,000
                         Subassemblies .....        463,000           493,000
                         Work in Process ...        599,000           509,000
                         Finished Goods ....      1,355,000         1,449,000
                                              -------------     -------------
                                              $   4,258,000     $   4,066,000
                                              =============     =============

      2. NET INCOME PER SHARE

         Statement of Financial Accounting Standards no. 128 (FAS 128), "Earnings Per Share (EPS)", was issued in February 1997. Under FAS 128, the Company will be required to disclose basic EPS and diluted EPS for all periods for which an income statement is presented, which will replace disclosure currently being made for primary EPS and fully-diluted EPS. FAS 128 requires adoption for fiscal periods ending after December 15, 1997. Pro forma disclosure of basic EPS and diluted EPS for the current reporting and comparable period in the prior year is as follows:

                              Three months ended March 31,
Earnings Per Share:           1997                   1996
                             -----------------------------
        Basic                 $.13                   $.15
        Diluted               $.13                   $.15

      3. DIVIDEND PAID

         On March 3, 1997, the Company declared a cash dividend of $.0425 per share on all its common shares. This dividend was paid on April 1, 1997 to shareholders of record on March 21, 1997. Approximately 87% of the outstanding common stock of the Company is beneficially owned by Scientific Technology Incorporated, a California corporation under common control with the Company. Dividends paid to Scientific Technology Incorporated were applied to the Payable to Parent account.

      4. PRODUCT LINE ACQUISITION

         In January 1997, the Company reached an agreement with the Parent to acquire the distribution rights to certain level and flow control products manufactured by outside sources. As compensation for this agreement, the Company will pay a royalty to the Parent for a number of years. The addition of these sales did not have a material impact on the first quarter results.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

        The following section contains certain forward looking statements based on current expectations. Actual results may differ materially. Among the factors which could effect actual results are those listed under "Business Factors"below and those listed under "Management's Discussion and Analysis of Financial Conditions and Results of Operations" in the Company's Annual Report on Form 10K for the year ended December 31, 1996.


                             Results of Operations
                             ---------------------

    Sales for the three months ended March 31, 1997 increased 8% to $10,110,000 from $9,352,000 in the first quarter of 1996. This was primarily the result of continued acceptance of the Company' products, a lower overall discount rate and sales from the level sensor product line, which was purchased from the Parent in the first quarter of 1997.

    Gross margin as a percent of sales declined to 52% during the first quarter of 1997 compared to 54% in the comparable 1996 quarter. This resulted from faster growing new products, which carry a higher relative cost of sales.

    Selling, general and administrative costs increased 15% to $2,519,000 in the first quarter of 1997 from $2,197,000 in 1996. Selling, general and administrative expenses as a percent of sales increased to 25% in the first quarter of 1997 from 24% in the comparable 1996 quarter. This was the result of increased selling expenses associated with the higher levels of revenue and increased investment in the selling infrastructure of the Company.

     Research and development expenses rose 44% to $827,000 in 1997 from $574, 000 in 1996. Research and development expenses were 8% of sales for the three months ended March 31, 1997 compared to 6% for the comparable 1996 period. This was chiefly the result of continued expansion of the Company's product development efforts. The Company anticipates that it will continue to make substantial investments in research and development in subsequent quarters.

   Interest income, net declined to $111,000 for the three months ended March 31, 1997 compared to $214,000 for the same period in the prior year. This was primarily caused by increased income from short-term investments offset by a non recurring gain resulting from the sale of a short-term investment in the first quarter of 1996.

    The Company's provision for income taxes was $780,000 for the three months ended March 31, 1997 compared to $1,005,000 for the comparable 1996 period.

     In light of the significant growth of the Company's operations in past years, the Company believes that period to period comparisons of its financial results should not be relied upon as an indication of future performance.


                        Liquidity and Capital Resources
                        -------------------------------


    At March 31, 1997 the Company's working capital was $16,260,000, a 6% increase from the $15,394,000 reported at December 31, 1996. This was due to cash flows from operations resulting in increased short-term investments, accounts receivable and inventory, which offset increased trade accounts payable, payable to Parent and accrued expenses.

   Available bank borrowings were $2,500,000 at March 31, 1997. The Company believes that cash from operations, together with its cash resources and available bank borrowings, should be adequate to fund its working capital requirements through at least the remainder of 1997.

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

Variability of operating results
--------------------------------
The Company has experienced fluctuations in annual and quarterly operating results and anticipates that these fluctuations will continue. These fluctuations are caused by a number of factors, including the level and timing of customer orders, the mix of products sold, fluctuations in complementary third party products with which STI products are sold and the timing of operating expenditures.

Seasonality
-----------
The industrial manufacturing equipment industry can be subject to seasonality.

Competition
-----------
The market for industrial sensors is highly competitive. Competitive pressures have in the past and could in the future result in increased distributor, OEM and system integrator discounts, price reductions, increased expenses and reduced market acceptance of the Company's products.

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

                          PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS
-------------------------
        Not Applicable

Item 5. OTHER INFORMATION
-------------------------
        Not Applicable

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.
----------------------------------------

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

         Exhibit 10.3 - Amendment dated May 31, 1996 to Bank Agreement dated
                        November 29, 1994 is incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 1996, Exhibit 10.3.

         Exhibit 10.4 - Lease agreement dated November 21, 1995 is incorporated by reference to the Registrant's Form 10-KSB for the year ended December 31, 1995, Exhibit 10.4.

         Exhibit 10.5 - Agreement dated January 1, 1997 with Scientific
                        Technology Inc. for the purchase of the level sensor product line.

         Exhibit 21.1 - Subsidiaries of the Registrant is incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 1996, Exhibit 21.1.

         Exhibit 23.1 - Consent of Independent Accountants is incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 1996, Exhibit 23.1.

         Exhibit 24.1 - Power of Attorney is incorporated by reference to the
                        Registrant's Form 10- K for the year ended December 31, 1996, Exhibit 24.1.

         Exhibit 27.0 - Financial Data Schedule.

(b) No Reports on Form 8-K were filed during the first quarter of 1997.

SIGNATURES
----------

            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                SCIENTIFIC TECHNOLOGIES INCORPORATED
                                ------------------------------------
                                          Registrant

Date:  May 13, 1997                             /s/Joseph J. Lazzara
       ------------                      ------------------------------------
                                                  Joseph J. Lazzara
                                         President and Chief Executive Officer
                                           (Principal Executive and Financial
                                                        officer)





Date:  May 13, 1997                             /s/ Richard O. Faria
       ------------                     -------------------------------------
                                                    Richard O. Faria
                                        Vice-President, Finance & Administration
                                              (Principal Accounting Officer)