Form 10-Q
period 1997-06-30
SCIENTIFIC TECHNOLOGIES INC
filed 1997-08-12
CIK 708250

                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON D.C. 20549

                                  FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997
                                                        -------------


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________TO__________

Commission File Number: 0-12254


                    SCIENTIFIC TECHNOLOGIES INCORPORATED
                    ------------------------------------
                                  (Issuer)


                 Oregon                           77-0170363
         ------------------------          ------------------------
         (State of incorporation)               (I.R.S. Employer
                                             Identification Number)


 6550 Dumbarton Circle, Fremont, California                94555
--------------------------------------------          ----------------
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
Yes  X     No
   -----     -----


Common stock outstanding as of July 31, 1997 was 9,615,205 shares.

                       PART 1 - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS
-----------------------------

                    SCIENTIFIC TECHNOLOGIES INCORPORATED
                    ------------------------------------

                         CONSOLIDATED BALANCE SHEET
                         --------------------------
                                 (Unaudited)


                 Assets                  Jun. 30, 1997  Dec. 31, 1996
                                         -------------  -------------
Current assets:
  Cash and cash equivalents               $ 4,108,000    $ 2,371,000
  Short-term investments                    4,898,000      4,989,000
  Accounts and notes receivable, net        7,466,000      6,692,000
  Inventories                               4,379,000      4,066,000
  Deferred income taxes                       840,000        840,000
  Other assets                                307,000        278,000
                                          -----------    -----------
      Total current assets                 21,998,000     19,236,000
Property and equipment, net                 2,936,000      2,477,000
                                          -----------    -----------
       Total assets                       $24,934,000    $21,713,000
                                          ===========    ===========


                      Liabilities and Shareholders' Equity
                      ------------------------------------
Current liabilities
  Trade accounts payable                  $ 2,244,000    $ 2,385,000
  Payable to Parent                           381,000             --
  Accrued expenses                          1,899,000      1,457,000
                                          -----------    -----------
      Total current liabilities             4,524,000      3,842,000
                                          -----------    -----------
      Total liabilities                     4,524,000      3,842,000
                                          -----------    -----------

Shareholders' equity
  Common stock: shares authorized
   20,000,000 issued and outstanding;
   9,607,000 ($.001 par value)                 10,000         10,000
  Capital in excess of par value            5,343,000      5,319,000
  Retained earnings                        15,057,000     12,542,000
                                          -----------    -----------
      Total shareholders' equity           20,410,000     17,871,000
                                          -----------    -----------
      Total liabilities and
       shareholders' equity               $24,934,000    $21,713,000
                                          ===========    ===========


                    SCIENTIFIC TECHNOLOGIES INCORPORATED
                    ------------------------------------

                    CONSOLIDATED STATEMENT OF OPERATIONS
                    -------------------------------------
                                 (Unaudited)
                                 -----------

                                          For the three months ended

                                         Jun. 30, 1997  Jun. 30, 1996
                                         -------------  -------------
Sales                                      $11,577,000     $9,255,000

Cost of goods sold                           5,632,000      4,771,000
                                           -----------     ----------

      Gross profit                           5,945,000      4,484,000

 Operating Expenses:
  Selling, general and administrative        2,731,000      2,334,000
  Research and development                     704,000        707,000
                                           -----------     ----------
      Total operating expenses               3,435,000      3,041,000
                                           -----------     ----------

      Income from operations                 2,510,000      1,443,000
                                           -----------     ----------

Interest income, net                           152,000        137,000
                                           -----------     ----------

      Income before income taxes             2,662,000      1,580,000

Provision for taxes on income                1,012,000        632,000
                                           -----------     ----------

Net income                                 $ 1,650,000     $  948,000
                                           ===========     ==========

   Net income per share                    $       .17     $      .10
                                           ===========     ==========

   Weighted average common and common
        equivalent shares                    9,606,000      9,607,000
                                           ===========     ==========

                    SCIENTIFIC TECHNOLOGIES INCORPORATED
                    ------------------------------------

                    CONSOLIDATED STATEMENT OF OPERATIONS
                    -------------------------------------
                                 (Unaudited)
                                 -----------

                                           For the six months ended

                                         Jun. 30, 1997   Jun. 30, 1996
                                         -------------   -------------
Sales                                      $21,687,000    $18,606,000

Cost of goods sold                          10,455,000      9,054,000
                                           -----------    -----------

      Gross profit                          11,232,000      9,552,000

 Operating Expenses:
  Selling, general and administrative        5,249,000      4,531,000
  Research and development                   1,532,000      1,281,000
                                           -----------    -----------
      Total operating expenses               6,781,000      5,812,000
                                           -----------    -----------

      Income from operations                 4,451,000      3,740,000
                                           -----------    -----------

Interest income, net                           263,000        352,000
                                           -----------    -----------

      Income before income taxes             4,714,000      4,092,000

Provision for taxes on income                1,792,000      1,637,000
                                           -----------    -----------

Net income                                 $ 2,922,000    $ 2,455,000
                                           ===========    ===========

   Net income per share                    $       .30    $       .26
                                           ===========    ===========

   Weighted average common and common
        equivalent shares                    9,606,000      9,607,000
                                           ===========    ===========

                    SCIENTIFIC TECHNOLOGIES INCORPORATED
                    ------------------------------------

                    CONSOLIDATED STATEMENT OF CASH FLOWS
                    ------------------------------------
                                 (Unaudited)
                                 -----------

                                             For the six months ended

                                          Jun. 30, 1997   Jun. 30, 1996
                                          --------------  --------------
Cash flows from operating activities
  Net income                                 $2,922,000      $2,455,000
  Adjustments to reconcile net income
   to cash provided by operating
   activities:
    Depreciation and amortization               397,000         240,000

    Changes in assets and liabilities:
      Accounts receivable, net                 (774,000)       (450,000)
      Inventories                              (313,000)       (497,000)
      Payable to Parent                         381,000       1,290,000
      Trade accounts payable                   (141,000)       (319,000)
      Accrued expenses                          442,000         (92,000)
      Other                                     (29,000)       (224,000)
                                             ----------      ----------
        Cash flows provided by
         operating activities                 2,885,000       2,403,000
                                             ----------      ----------

Cash flows from investing activities
  Investment in intangibles and fixed
   assets                                      (856,000)       (688,000)
  Sale (purchase) of short-term
   investments                                   91,000         517,000
        Cash flows used in investing         ----------      ----------
         activities                            (765,000)       (171,000)
                                             ----------      ----------

Cash flows from financing activities
  Increase (decrease) in debt                        --         (10,000)
  Dividends                                    (407,000)       (384,000)
  (Repurchase) issuance of common stock          24,000        (106,000)
                                             ----------      ----------
        Cash flows used in financing
         activities                            (383,000)       (500,000)
                                             ----------      ----------

Change in cash and cash equivalents           1,737,000       1,732,000

Cash and cash equivalents at beginning
 of period                                    2,371,000       3,477,000
Cash and cash equivalents at end of          ----------      ----------
 period                                      $4,108,000      $5,209,000
                                             ==========      ==========
Supplemental disclosure of cash flow
 information:
  Cash paid to the Parent for income
   taxes                                     $1,792,000      $1,637,000

                    SCIENTIFIC TECHNOLOGIES INCORPORATED
                    ------------------------------------

               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
               ----------------------------------------------

  The consolidated financial statements as of June 30, 1997 and for the three and six months ended June 30, 1997 and 1996 are unaudited. In the opinion of management, they reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results of these periods but may not necessarily be indicative of the results to be expected for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been consolidated or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in Scientific Technologies Incorporated's Annual Report to Shareholders on Form 10-K for the year ended December 31, 1996.


      1. INVENTORIES
         Inventories consist of the following:

                                          Jun. 30, 1997  Dec. 31, 1996
                                          -------------  -------------
            Raw Materials                  $1,883,000     $1,615,000
            Subassemblies                     518,000        493,000
            Work in Process                   648,000        509,000
            Finished Goods                  1,330,000      1,449,000
                                           ----------     ----------
                                           $4,379,000     $4,066,000
                                           ==========     ==========

      2. NET INCOME PER SHARE
         Statement of Financial Accounting Standards no. 128 (FAS 128), "Earnings Per Share (EPS)", was issued in February 1997. Under FAS 128, the Company will be required to disclose basic EPS and diluted EPS for all periods for which an income statement is presented, which will replace disclosure currently being made for primary EPS and fully-diluted EPS. FAS 128 requires adoption for fiscal periods ending after December 15, 1997. Pro forma disclosure of basic EPS and diluted EPS for the current reporting and comparable periods in the prior year is as follows:


                       Three months ended June 30,  Six months ended June 30,
Earnings Per Share:        1997           1996          1997         1996
                       -------------  ------------  ------------  -----------
    Basic                 $ .17          $ .10         $ .30         $ .26
    Diluted               $ .17          $ .10         $ .30         $ .26

      3. DIVIDEND DECLARED
         On May 22, 1997, the Company declared a cash dividend of $.0425 per share on all its common shares, payable on July 1, 1997 to shareholders of record on June 20, 1997. A dividend of $.0425 per share was paid on April 1, 1997 to shareholders of record on March 21, 1997. Approximately 87% of the outstanding shares of common stock of the Company are beneficially owned by Scientific Technology Incorporated, a California corporation under common control with the Company. Dividends paid to Scientific Technology Incorporated were applied to the Payable to Parent account.

      4. PRODUCT LINE ACQUISITION
         In January 1997, the Company reached an agreement with the Parent to acquire the distribution rights to certain level and flow control products manufactured by outside sources. As compensation for this agreement, the Company will pay a royalty to the Parent for a number of years. The addition of these sales did not have a material impact on the second quarter or six month results.

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


                            Results of Operations
                            ---------------------

  Sales for the three and six months ended June 30, 1997 increased 25% and 17% to $11,577,000 and $21,687,000 from $9,255,000 and $18,606,000 in the comparable
1996 periods. This increase was primarily the result of continued acceptance of the Company's existing products, sales of new products introduced in the latter part of 1996 and early 1997, a more favorable overall pricing discount rate and sales from the level sensor product line, which was purchased from the Parent in the first quarter of 1997.

  Gross profit as a percent of sales increased to 51% and 52% during the second quarter and first six months of 1997 compared to 48% and 51% in the comparable 1996 periods. This resulted from a product mix change in the second quarter to lower cost products and economies of scale associated with increased sales in both periods.

  Selling, general and administrative costs increased 17% and 16% respectively to $2,731,000 and $5,249,000 in the quarter and six months ended June 30, 1997 compared to $2,334,000 and $4,531,000 during the same periods in 1996. Selling, general and administrative expenses as a percent of sales declined to 24% in the second quarter of 1997 from 25% in the comparable 1996 quarter and remained constant at 24% for the first six months of each year. The increase in absolute dollars was attributable to higher costs associated with the Company's new building, increased commissions resulting from higher revenue levels and an increased investment in the selling infrastructure of the Company.

  Research and development expenses declined slightly in the second quarter of 1997 to $704,000 from $707,000 in the same 1996 quarter, and increased 20% to $1,532,000 from $1,281,000 in the first six months. Research and development expenses were 6% of sales for the three months ended June 30, 1997 compared to 8% for the comparable 1996 period, and remained constant at 7% for the first six months of 1997 compared to 1996. The increase in absolute dollars was chiefly the result of continued expansion of the Company's product development efforts. The Company anticipates that it will continue to make substantial investments in research and development in subsequent quarters.

  Interest income, net increased to $152,000 for the three months ended June 30, 1997 compared to $137,000 for the same period in the prior year. The increase was primarily caused by higher income from short-term investments. Interest income, net declined to $263,000 in the six months ended June 30, 1997 from $352,000 in the same period in 1996, primarily as a result of the effect of the recognition of a non recurring gain resulting from the sale of a short-term investment in the first quarter of 1996.

  The Company's provision for income taxes was $1,012,000 and $1,792,000 for the three and six months June 30, 1997 compared to $632,000 and $1,637,000 for the comparable 1996 periods.

  As a result of the above, net income for the three and six months ended June 30, 1997 increased 74% and 19% respectively to $1,650,000 and $2,922,000 as compared to $948,000 and $2,455,000 in the comparable periods in 1996.
  In light of the significant growth of the Company's operations in past years, the Company believes that period to period comparisons of its financial results should not be relied upon as an indication of future performance.


                       Liquidity and Capital Resources
                       -------------------------------

  At June 30, 1997 the Company's working capital was $17,474,000, a 14% increase from the $15,394,000 reported at December 31, 1996. This was due to cash flows from operations resulting in increased accounts receivable and inventory, which offset increased trade accounts payable, payable to Parent, accrued expenses and slightly lower short-term investments.

  Available bank borrowings were $2,500,000 at June 30, 1997. The Company believes that cash from operations, together with its cash resources and available bank borrowings, should be adequate to fund its working capital requirements through at least the remainder of 1997.

                              Business Factors
                              ----------------

Because of the variety of factors and uncertainties affecting the Company's operating results, past financial performance and historic trends may not be a reliable indicator of future performance. These factors, as well as other factors affecting the Company's operating performance may result in significant volatility in the Company's common stock price. Among the factors which could affect future results are the following:

Variability of operating results
--------------------------------
The Company has experienced fluctuations in annual and quarterly operating results and anticipates that these fluctuations will continue. These fluctuations are caused by a number of factors, including the level and timing of customer orders, the mix of products sold, fluctuations in complementary third party products with which the Company's products are sold and the timing of operating expenditures.

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

                         PART II - OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------
At the Annual Meeting of shareholders held on May 22, 1997, the shareholders reelected the following to the Board of Directors, Anthony R. Lazzara: 9,450,499 shares for, Joseph J. Lazzara: 9,450,499 shares for, James A. Lazzara: 9,450,499 shares for, James A. Ashford: 9,449,799 shares for, Carl H. Frei: 9,449,499 shares for, and Bernard L. Ploshay: 9,449,499 shares for. The shareholders also approved the selection of Price Waterhouse as the Company's independent accountants by a vote of 9,455,595 shares for and 2,652 shares against.

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

     Exhibit 10.5 - Agreement dated January 1, 1997 with Scientific Technology
                    Inc. for the purchase of the level sensor product line Registrant's Form 10-Q for the three Exhibit 10.5. is incorporated by reference to the months ended March 31, 1996, Exhibit 10.5.

     Exhibit 21.1 - Subsidiaries of the Registrant is incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 1996, Exhibit 21.1.

     Exhibit 23.1 - Consent of Independent Accountants is incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 1996, Exhibit 23.1.

     Exhibit 24.1 - Power of Attorney is incorporated by reference to the
                    Registrant's Form 10-K for the year ended December 31, 1996,
                    Exhibit 24.1.

     Exhibit 27.0 - Financial Data Schedule.

(b)  No Reports on Form 8-K were filed during the second quarter of 1997.

SIGNATURES
----------

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    SCIENTIFIC TECHNOLOGIES INCORPORATED
                                    ------------------------------------
                                                 Registrant


Date:  August 11, 1997                          /s/ Joseph J. Lazzara
       ---------------               -------------------------------------------
                                                  Joseph J. Lazzara
                                        President and Chief Executive Officer
                                     (Principal Executive and Financial officer)





Date: August 11, 1997                           /s/ Richard O. Faria
      ---------------                 ------------------------------------------
                                                  Richard O. Faria
                                      Vice-President, Finance & Administration
                                           (Principal Accounting Officer)