Form 10-Q
period 1997-09-30
SCIENTIFIC TECHNOLOGIES INC
filed 1997-11-12
CIK 708250

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997
                                                        ------------------


[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________TO__________

Commission File Number: 0-12254


                      SCIENTIFIC TECHNOLOGIES INCORPORATED
                      ------------------------------------
                                    (Issuer)


          Oregon                                        77-0170363
----------------------------                  ------------------------------
  (State of incorporation)               (I.R.S. Employer Identification Number)


 6550 Dumbarton Circle, Fremont, California                      94544
--------------------------------------------               ----------------
  (Address of principal executive offices)                     (Zip Code)


                               (510) 608-3400
            -----------------------------------------------------
                         (Issuers telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 OR 15(d) of the Securities Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
   -----   -----


Common stock outstanding as of  October 31, 1997 was 9,618,539 shares.

                         PART 1 - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS
-----------------------------

                    SCIENTIFIC TECHNOLOGIES INCORPORATED
                --------------------------------------------

                         CONSOLIDATED BALANCE SHEET
                         --------------------------
                                 (UNAUDITED)




                         ASSETS                                SEP. 30, 1997           DEC. 31, 1996
                                                          -----------------------  ---------------------
Current assets:
  Cash and cash equivalents                                          $  5,084,000            $ 2,371,000
  Short-term investments                                                5,225,000              4,989,000
  Accounts and notes receivable, net                                    7,374,000              6,692,000
  Inventories                                                           4,687,000              4,066,000
  Deferred income taxes                                                   840,000                840,000
  Other assets                                                            171,000                278,000
                                                                      -----------            -----------
      Total current assets                                             23,381,000             19,236,000
Property and equipment, net                                             2,896,000              2,477,000
                                                                      -----------            -----------
       Total assets                                                  $ 26,277,000            $21,713,000
                                                                      ===========            ===========



                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current liabilities
  Trade accounts payable                                             $  1,652,000             $2,385,000
  Payable to Parent                                                     1,651,000                     --
  Accrued expenses                                                      1,800,000              1,457,000
                                                                        ---------             ----------
      Total current liabilities                                         5,103,000              3,842,000
                                                                        ---------             ----------
      Total liabilities                                                 5,103,000              3,842,000
                                                                        ---------             ----------

Shareholders' equity
  Common stock: shares authorized 20,000,000,
  issued and outstanding  9,607,000
  ($.001 par value)                                                        10,000                 10,000
  Capital in excess of par value                                        5,390,000              5,319,000
  Retained earnings                                                    15,774,000             12,542,000
                                                                       ----------             -----------
      Total shareholders' equity                                       21,174,000             17,871,000
                                                                       ----------             -----------
      Total liabilities and shareholders' equity                     $ 26,277,000            $21,713,000
                                                                       ==========             ===========


                      SCIENTIFIC TECHNOLOGIES INCORPORATED
                      ------------------------------------

                      CONSOLIDATED STATEMENT OF OPERATIONS
                      ------------------------------------
                                  (UNAUDITED)

                                                                  FOR THE THREE MONTHS ENDED

                                                              SEP. 30, 1997          SEP. 30, 1996
                                                          ---------------------  ---------------------

Sales                                                               $11,491,000             $9,713,000

Cost of goods sold                                                    5,529,000              4,816,000
                                                                    -----------             ----------

      Gross profit                                                    5,962,000              4,897,000

 Operating Expenses:
  Selling, general and administrative                                 2,844,000              2,357,000
  Research and development                                              757,000                605,000
                                                                    -----------             ----------
      Total operating expenses                                        3,601,000              2,962,000
                                                                    -----------             ----------

      Income from operations                                          2,361,000              1,935,000
                                                                    -----------             ----------

Interest income, net                                                    113,000                 72,000
                                                                    -----------             ----------

      Income before income taxes                                      2,474,000              2,007,000

Provision for taxes on income                                           940,000                803,000
                                                                    -----------             ----------

Net income                                                          $ 1,534,000             $1,204,000
                                                                    ===========             ==========

   Net income per share                                             $       .16             $      .13
                                                                    ===========             ==========

   Weighted average common and common
        equivalent shares                                             9,617,000              9,607,000
                                                                    ===========             ==========

                      SCIENTIFIC TECHNOLOGIES INCORPORATED
                      ------------------------------------

                      CONSOLIDATED STATEMENT OF OPERATIONS
                      ------------------------------------
                                  (UNAUDITED)

                                                                   FOR THE NINE MONTHS ENDED

                                                              SEP. 30, 1997          SEP. 30, 1996
                                                          ---------------------  ---------------------

Sales                                                               $33,178,000            $28,319,000

Cost of goods sold                                                   15,984,000             13,870,000
                                                                    -----------            -----------

      Gross profit                                                   17,194,000             14,449,000

 Operating Expenses:
  Selling, general and administrative                                 8,094,000              6,888,000
  Research and development                                            2,288,000              1,886,000
                                                                    -----------            -----------
      Total operating expenses                                       10,382,000              8,774,000
                                                                    -----------            -----------

      Income from operations                                          6,812,000              5,675,000
                                                                    -----------            -----------

Interest income, net                                                    376,000                423,000
                                                                    -----------            -----------

      Income before income taxes                                      7,188,000              6,098,000

Provision for taxes on income                                         2,731,000              2,439,000
                                                                    -----------            -----------

Net income                                                          $ 4,457,000            $ 3,659,000
                                                                    ===========            ===========

   Net income per share                                             $       .46            $       .38
                                                                    ===========            ===========

   Weighted average common and common
        equivalent shares                                             9,609,000              9,607,000
                                                                    ===========            ===========

                      SCIENTIFIC TECHNOLOGIES INCORPORATED
                      ------------------------------------

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------
                                  (UNAUDITED)

                                                                    FOR THE NINE MONTHS ENDED

                                                              Sep. 30, 1997           Sep. 30, 1996
                                                          ----------------------  ----------------------
Cash flows from operating activities
  Net income                                                        $ 4,457,000             $ 3,659,000
  Adjustments to reconcile net income to cash
    provided by operating activities:
    Depreciation and amortization                                       613,000                 416,000

    Changes in assets and liabilities:
      Accounts receivable, net                                         (682,000)             (1,049,000)
      Inventories                                                      (621,000)                (36,000)
      Payable to Parent                                               1,651,000               1,523,000
      Trade accounts payable                                           (733,000)               (443,000)
      Accrued expenses                                                  343,000                (106,000)
      Other                                                             107,000                (205,000)
                                                                    -----------             -----------
        Cash flows provided by operating activities                   5,135,000               3,759,000
                                                                    -----------             -----------

Cash flows from investing activities
  Investment in intangibles and fixed assets                         (1,032,000)               (918,000)
  Sale (purchase) of short-term investments                            (236,000)               (265,000)
                                                                    -----------             -----------
        Cash flows used in investing activities                      (1,268,000)             (1,183,000)
                                                                    -----------             -----------

Cash flows from financing activities
  Increase (decrease) in debt                                                --                 (19,000)
  Dividends                                                          (1,225,000)             (1,154,000)
  (Repurchase) issuance of common stock                                  71,000                (137,000)
                                                                    -----------             -----------
        Cash flows used in financing activities                      (1,154,000)             (1,310,000)
                                                                    -----------             -----------

Change in cash and cash equivalents                                   2,713,000               1,266,000

Cash and cash equivalents at beginning of period                      2,371,000               3,477,000
                                                                    -----------             -----------
Cash and cash equivalents at end of period                          $ 5,084,000             $ 4,743,000
                                                                    ===========             ===========

Supplemental disclosure of cash flow information:
  Cash paid to the Parent for income taxes                          $ 2,731,000             $ 2,439,000

                      SCIENTIFIC TECHNOLOGIES INCORPORATED
                      ------------------------------------

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------

  The consolidated financial statements as of September 30, 1997 and for the three and nine months ended September 30, 1997 and 1996 are unaudited. In the opinion of management, they reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results of these periods but may not necessarily be indicative of the results to be expected for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been consolidated or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in Scientific Technologies Incorporated's Annual Report to Shareholders on Form 10-K for the year ended December 31, 1996.

   1. INVENTORIES
    Inventories consist of the following:

                                                SEP. 30, 1997          DEC. 31, 1996
                                            ---------------------  ---------------------
                         Raw Materials                 $2,074,000             $1,615,000
                         Subassemblies                    662,000                493,000
                         Work in Process                  665,000                509,000
                         Finished Goods                 1,286,000              1,449,000
                                                       ----------             ----------
                                                       $4,687,000             $4,066,000
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

                    Three months ended September 30,      Nine months ended September 30,
Earnings Per Share:        1997         1996                    1997          1996
                          ------       ------                  ------        ------
    Basic                  $ .16       $ .13                    $ .46         $ .38
    Diluted                $ .16       $ .13                    $ .46         $ .38

   3. DIVIDEND DECLARED
     On November 10, 1997, the Company declared a cash dividend of $.0425 per share on all its common shares, payable on December 2, 1997 to shareholders of record on November 19, 1997. Dividends of $.0425 per share were paid on April 1, 1997, July 1, 1997 and September 9, 1997. Approximately 87% of the outstanding shares of common stock of the Company are beneficially owned by Scientific Technology Incorporated, a California corporation under common control with the Company. Dividends paid to Scientific Technology Incorporated were applied to the Payable to Parent account.

   4. PRODUCT LINE ACQUISITION
     In January 1997, the Company reached an agreement with the Parent to acquire the distribution rights to certain level and flow control products manufactured by outside sources. As compensation for this agreement, the Company will pay a royalty to the Parent for a number of years. The addition of these sales did not have a material impact on the third quarter or nine month results.

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


                             Results of Operations
                             ---------------------

  Sales for the three and nine months ended September 30, 1997 increased 18% and 17% to $11,491,000 and $33,178,000 from $9,713,000 and $28,319,000 in the comparable 1996 periods. This increase was primarily the result of continued acceptance of the Company's existing products, sales of new products introduced in the latter part of 1996 and early 1997 and a more favorable overall distributor discount rate.

  Gross profit as a percent of sales increased to 52% during the third quarter and first nine months of 1997 compared to 50% and 51% in the comparable 1996 periods. This increase resulted from a product sales mix change to lower cost products and economies of scale associated with increased shipments in the three and nine months ended September 30, 1997.

  Selling, general and administrative costs increased 21% and 18% respectively to $2,844,000 and $8,094,000 in the three and nine months ended September 30, 1997 compared to $2,357,000 and $6,888,000 during the same periods in 1996. Selling, general and administrative expenses as a percent of sales increased to 25% in the third quarter of 1997 from 24% in the comparable 1996 quarter and remained constant at 24% for the first nine months of each year. The increase in absolute dollars was attributable to increased commissions resulting from higher sales levels and an increased investment in the selling infrastructure of the Company.

  Research and development expenses increased 25% in the third quarter of 1997 to $757,000 from $605,000 in the same 1996 quarter, and increased 21% to $2,288,000 from $1,886,000 in the first nine months. Research and development expenses were 7% of sales for the three months ended September 30, 1997 compared to 6% for the comparable 1996 period, and remained constant at 7% for the first nine months of 1997 compared to 1996. The increase in absolute dollars was chiefly the result of continued expansion of the Company's product development efforts. The Company anticipates that it will continue to make investments in research and development in subsequent quarters.

  Interest income, net increased to $113,000 for the three months ended September 30, 1997 compared to $72,000 for the same period in the prior year. The increase was primarily caused by higher income from short-term investments. Interest income, net declined to $376,000 in the nine months ended September 30, 1997 from $423,000 in the same period in 1996, primarily as a result of the effect of the recognition of a non recurring gain resulting from the sale of a short-term investment in the first quarter of 1996.

  The Company's provision for income taxes was $940,000 and $2,731,000 for the three and nine months ended September 30, 1997 compared to $803,000 and $2,439,000 for the comparable 1996 periods.

  As a result of the above, net income for the three and nine months ended September 30, 1997 increased 27% and 22% respectively to $1,534,000 and $4,457,000 as compared to $1,204,000 and $3,659,000 in the comparable periods in 1996.

   In light of the significant growth of the Company's operations in past years, the Company believes that period to period comparisons of its financial results should not be relied upon as an indication of future performance.


                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------

  At September 30, 1997 the Company's working capital was $18,278,000, a 19% increase from the $15,394,000 reported at December 31, 1996. This increase was due to cash flows from operations resulting from increased accounts receivable, short-term investments and inventory, and lower trade accounts payable which offset increased payable to Parent and accrued expenses.

  Available bank borrowings were $2,500,000 at September 30, 1997. The Company believes that cash from operations, together with its cash resources and available bank borrowings, should be adequate to fund its working capital requirements through at least the end of 1998.

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

DEPENDENCE ON INDIRECT DISTRIBUTION CHANNEL
-------------------------------------------
A majority of the Company's sales are made to third party distributors, system integrators and original equipment manufacturers. These resellers are not required to offer the Company's products exclusively and there can be no assurance that a reseller will continue to offer the Company's products.

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

        Exhibit 10.5 - Agreement dated January 1, 1997 with Scientific Technology Inc. for the purchase of the level sensor product line is incorporated by reference to the
                       Registrant's Form 10-Q for the three months ended March 31, 1997, Exhibit 10.5.

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

        Exhibit 24.1 - Power of Attorney is incorporated by reference to the Registrant's Form 10-
                       K for the year ended December 31, 1996, Exhibit 24.1.

        Exhibit 27.0 - Financial Data Schedule.

(b)  No Reports on Form 8-K were filed during the third quarter of 1997.

SIGNATURES
----------

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            SCIENTIFIC TECHNOLOGIES INCORPORATED
                                            ------------------------------------
                                                        Registrant


Date:  November 12, 1997                           /s/Joseph J. Lazzara
       -----------------                       ---------------------------------
                                                     Joseph J. Lazzara
                                               President and Chief Executive
                                                          Officer
                                                 (Principal Executive and
                                                     Financial officer)







Date:  November 12, 1997                           /s/ Richard O. Faria
       -----------------                     ----------------------------------
                                                     Richard O. Faria
                                                  Vice-President, Finance &
                                                      Administration
                                                (Principal Accounting Officer)