Form 10-K405
period 1997-12-31
SCIENTIFIC TECHNOLOGIES INC
filed 1998-03-26
CIK 708250

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                  FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] Annual report  pursuant to section 13 or 15 (d) of the Securities Exchange
    Act of 1934
    For the fiscal year ended December 31, 1997

[_] Transition report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934
    For the  transition period from______ to ______

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

                                                      Name of each exchange on
       Title of Class                                     which registered
-----------------------------                      ----------------------------
Common Stock, $.001 Par Value                     NASDAQ National Market System

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past
90 days. Yes   [X]   No [_]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The issuer's revenue for the most recent fiscal year was $44,859,000.




The aggregate market value of voting stock held by non-affiliates of the Registrant, based on the closing sales price of Common Stock on February 28, 1998 as reported by the NASDAQ Market System , was approximately $18,213,000. Such amount excludes shares held by registrant's current directors and officers and by each person who owns 5% or more of the outstanding Common Stock in that such persons may be deemed to be "affiliates" as that term is defined pursuant to the Rules and Regulations of the Securities Exchange Act of 1934. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant's Common Stock outstanding as of February 28, 1998 was 9,634,570 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy statement to be filed with the Commission in connection with the Company's 1998 Annual Meeting of Shareholders ("the Proxy Statement") are incorporated by reference in Part III of this Form 10K.

                                    PART I

Item 1. BUSINESS

        Scientific Technologies Incorporated (the "Company" or "STI" designs, manufactures and distributes electrical and electronic industrial controls. The Company's products include safety light guards, profiling scanners, factory automation sensors, controls, components, microcomputers, fiber optics, optical and radio frequency data communications, power monitoring, safety mats, and other electronic equipment supplied to industrial automation, commercial and defense customers.

        Eighty-six percent of the Company's capital stock is currently held by Scientific Technology Inc., a California corporation (the
"Parent").

Products

1. Safety Automation Products, Optical Sensors, Wireless Communications.

        STI designs, manufactures and markets a wide variety of safety light guards, photoelectric sensors, fiberoptic sensors, optical data links, and optical profiling scanners. STI employs patented technology under eleven registered trade names and also markets and distributes several products manufactured by others.

a. Safety Light Guards. The Company's leading product group, which accounted for a significant majority of the Company's sales in 1997, 1996 and 1995, is a family of safety light guards, also called presence sensing devices or safety light curtains, used to safeguard personnel in manufacturing environments near robots and moving machinery. STI offers several product variations, providing customers with a complete line of optical guarding solutions.

        The Company manufactures and markets a miniaturized light guard called the MiniSafe, designed for inclusion in systems offered by original equipment manufacturers
("OEM") and other small guarding needs where limited space precludes using larger light curtains. The MiniSafe 4300 is available in four-inch increments ranging from four inches in coverage height to 64 inches. The operating distance, the distance between the transmitter and receiver, is up to 30 feet.


_____________
Scientific Technology, Scientific Technologies, Datricon,
STI, The STI logo, OptoSwitch, OptoData, OptoSafe and
Fiberlens, are registered trademarks of Scientific
Technology Incorporated. Aegis, MiniSafe, FlexSafe,
MicroSafe, BeamSafe, FastScan, SpectraData, PartScan and
ValuScan are trademarks of Scientific Technologies
Incorporated, This Annual Report on Form 10-K also refers to trademarks and service marks of other companies and entities.


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

        The FlexSafe is a segmented safety light curtain that offers greater flexibility and machine guarding for unusually shaped applications. Instead of a single head comprising the transmitter and a single head comprising the receiver, the FlexSafe is offered with two or more segments comprising each transmitter and receiver. The respective transmitter and receiver segments are connected with flexible cables to facilitate fitting to the machinery.

        The Company also offers the MicroSafe safety light curtain, which is more compact than the MiniSafe but has comparable features. Designed for use in locations in which space is limited, the small size of the MicroSafe allows it to be easily integrated with the support framing used on many automated industrial machines.

        The PA4400 and PA4500 Perimeter Access Systems are safety light curtains specifically designed for perimeter protection around the boundaries of large automated machining centers and robotic work cells.

        Introduced in 1997, the DuoSafe controller allows the customer to configure two independent safety light curtains to achieve common or discrete output. DuoSafe works with seven different versions of STI light curtains.

        Selected models of the safety light curtain products are certified by independent laboratories to comply with one or more of the following safety and electrical standards: UL, CSA and British Standards BS6491. The newest MicroSafe and MiniSafe models are European certified by independent test agencies and carry the CE test mark.

b. Other Safety Automation Products. The Company has a strategic relationship with Guardmaster, Ltd., a manufacturer of mechanical safety interlocks based in the United Kingdom. Guardmaster safety interlock switches are utilized on hinged, sliding, or lift-off guards and barriers that are often installed with STI safety light curtains. When the guard is opened, the power supply to the machine is disconnected. The function and design of Guardmaster interlocks are complementary to the STI range of safety products. An affiliate of Guardmaster is the distributor for the STI product line in the United
Kingdom.

        STI safety mats are designed for use in industrial environments where safety enhancements or zone detection is required. The mats are sensitive to foot or vehicular traffic. TouchStart capacitive palm switches for two hand control applications actuate with a soft touch.

c. Optical Profiling Scanners. In today's industrial environment, non-contact, on-the-move sensing is vital to control automated processes and improve industrial productivity. STI has developed a diverse line of optical profiling scanner products. These scanners (ValuScan and PartScan) provide non-contact sensing for a wide variety of customer applications.

        The ValuScan is a family of high speed,
microprocessor-based profiling scanners designed to provide an economical way to measure the physical size of various objects. The modular design of the ValuScan enables the user to select among various infrared beam spacings, size of the scanned area, single or multiple axes and many output and programming functions.

        PartScan is designed to detect parts as they are ejected from a stamping machine. Objects as small as 0.5mm can be detected at rates up to 3,600 per minute.

        ValuScan and PartScan, among other applications, verify part presence, measure products in both X and Y axes, scan for package sorting applications, detect flaws caused by holes or tears in moving webs of material and control slack loops in rolled material.

        The ValuScan and PartScan are microprocessor-based products which greatly simplify configuring an object measurement system. Software is included for a variety of scanning applications. STI can customize the software for a customer's specific needs.

        In 1995 the Company introduced the STI VSS6600 vehicle scanner series of high speed, profiling scanners utilized in highway toll collection systems. These scanners are used for both detection and vehicle classification, providing imaging information to a host computer which determines the appropriate toll to be charged in a automatic fare collection application.

d. Photoelectric Sensors. STI also manufactures and/or markets a variety of photoelectric and fiberoptic sensors used for detecting the presence or absence of objects in a wide selection of factory automation applications.

        Fiberoptic sensors utilize flexible glass or plastic fiberoptic cable to traverse the light beam from the solid state light source to the receiving electronics.
This cable is very small, and depending upon its design, can provide resistance against high temperatures, corrosive chemicals or repeated flexing. Fiberoptic sensors are often used in confined spaces and in environments in which standard photoelectric sensors typically would not survive.

        Typical uses and applications for
photoelectric and fiberoptic sensors include canning and bottling lines, conveyor warehousing, palletizing, printing, food processing, plastic molding, wood and forest products manufacturing, automotive manufacturing, material handling and a variety of other applications in an array of industries.

e. Other Products. STI also manufactures and/or markets a line of optical communications data links (OptoData) and spread spectrum radio frequency modems (SpectraData).

        STI product users include companies in the automotive, machine tool, metal forming, robotics, electronics, material handling, packaging, food processing, pulp and paper, forest products, personal care products, printing, chemical, defense and textile industries.

        To cover this diversified industrial market, these products are marketed primarily to end-users and original equipment manufacturers, through more than 195 US distributors and sales representatives and 27 foreign distributors. Customers include end-users and original equipment manufacturers.

2. Control Components, Power Monitoring and Defense Electronics.

        The Company manufactures and markets a wide variety of sensors and relays for commercial and defense customers. Such products include custom magnetic components, current sensors, RPM sensors, voltage sensors, current monitors, time delay relays, flashers, phase sequence relays and indicators, DC to DC converters, and isolation transformers. STI also manufactures and markets a line of power supplies for lasers.

        STI is qualified as a supplier of a variety of military-specified sensors and controls. Many of the these products are selected for use on military and general aviation aircraft and ground support systems. Products are sold to original equipment manufacturers, government agencies and end users.


        Marketing of these products is accomplished primarily through direct sales.

3. Industrial Control Microcomputers, Peripherals and Software.

        The Company also designs and produces modular, board-level, computer products under the Datricon label.

        This product line consists of a series of single printed circuit board microcomputers and related peripheral boards for industrial applications and use by original equipment manufacturers, and printed circuit pre-packaged systems. Most of the Datricon microcomputers are constructed on a single circuit board and are designed using a set of electrical and mechanical connections known as "STD-Bus". STD-Bus is one of several competing electronic bus structures used for microcomputers and peripherals in the industrial automation control marketplace.

        Datricon products can be used in a range of customer applications, including remote-controlled robots, process control equipment, measuring instrumentation, plastics manufacturing, lighting controls, semiconductor processing equipment, photographic processing and automatic test equipment. Datricon products are marketed directly to customers, which include end-users and original equipment manufacturers.



4. Level and Flow Sensors

        In addition to its three primary product groups, STI markets a wide variety of level and flow sensing products imported from several manufacturers. The principal provider of these products is Nohken, the largest level control manufacturer in Japan. STI is the exclusive US distributor of the Nohken products. These products provide point level detection of solids, liquids and solids/liquids, as well as contiguous measurement of continuous flow of solids and liquids, in a wide variety of environments.

Sources and availability of components

        The Company maintains an inventory of components and parts for its manufacturing activities. There are many sources for most of the components needed; however, some products, components and sub-assemblies are obtained from sole sources which may be the only supplier or in order to obtain pricing or supply efficiencies. In the event of supply interruptions from these vendors, the Company believes most sole source components could be obtained from alternate suppliers, but this would require the transfer of tooling or designs or the redesign of the Company's product to facilitate use of alternate source components. Delays would be incurred by switching to an alternate source which could have an adverse effect on the Company's business, financial condition and results of operations.

        The Company also derives revenue from the distribution of products from third party manufacturers. In the event such arrangements are terminated or third party products otherwise become unavailable, the Company's results of operations could be adversely affected.

Research and development

        In order to meet the changing needs of its customers, the Company continuously engages in research and development both to introduce new products and to improve existing products. In addition, the Company modifies products as necessary to meet original equipment manufacturers' requirements. At December 31, 1997, there were approximately 23 employees engaged in research and development activities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Business Factors - Rapid Technological Change and New Product Development."

        In 1997, 1996, and 1995, the Company spent $3,135,000,
$2,482,000, and $1,598,000, respectively, on engineering, research and development. In addition to new products such as DuoSafe and enhancements to existing products, the Company's research and development efforts are directed towards qualifying the Company's light curtains, scanners and sensors for sale in foreign countries and qualifying products the Company imports for sales in the U.S. The Company anticipates that its level of research and development expenditures may be higher in 1998.

Patents and trademarks

        The Company holds seven US patents and nine US registered trademarks. In addition, the Company has been licensed by its Parent to use three patents for its products and six US registered trademarks, including the use of the Parent's logo "STI". Products are marketed under the following US registered trademarks:
"DUOSAFE," "OPTOFENCE," "MINISAFE," "OPTOSAFE," "FIBERLENS," "BEAMSAFE," "SPECTRADATA," "FLEXSAFE" and "MICROSAFE". The Company has filed for additional patent protection on certain of its technologies.

        There can be no assurance that these patents or trademarks or other steps taken by the Company to protect its intellectual property will prove sufficient to prevent misappropriation of the Company's technology. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Business Factors - Protection and Enforcement of Intellectual Property Rights." Because of the rapid rate of technology change in the electronics industry, the Company believes its success in the future depends on the quality of its products and services and the technical skills of its personnel to adapt to technological developments, rather than solely on its patents.

Backlog

        Because many customers place large orders for delivery throughout the year and because of the possibility of customer changes and cancellation of orders, the Company's backlog as of any particular date may not be representative of the Company's sales for any succeeding fiscal period. At March 9, 1998, the Company's backlog was $1,654,000, compared to $1,974,000 at March 13, 1997. Of this total, $186,000 is scheduled at customer's request, to be filled during periods after 1998.

Competition

        The industry in which the Company operates is competitive and subject to rapid technological change. Many of the Company's competitors are significantly larger and possess greater financial and other resources.

        Competitors of STI include, among others, Honeywell, Rockwell Automation, Eaton Corporation, Banner Engineering, Sick Optic-Electronic, Inc., Cutler Hammer, Danaher Controls, Data Instruments, Link Controls and Omron. Competitors of the control components power monitoring and defense product lines include several of the above-mentioned firms and also SCI Systems, Inc., Technitrol, Logitek, Hi-G and Xentek. The Datricon line's competitors include Mizar, Pro-Log, and Ziatech. In addition, the Company faces indirect competition from present and potential end users who from time to time evaluate the "make or buy" decision of whether to manufacture their own components or purchase them from outside sources.

        Competition is based primarily upon product quality, performance and price. The Company believes that it generally competes favorably with respect to these factors. To maintain its competitive position, the Company will continue to devote substantial resources to the development of new products. See "Business - Research and development."

Foreign operations

        The Company has no foreign manufacturing operations. STI Scientific Technologies GmbH, a wholly owned German subsidiary, was established in 1995 as the Company's European sales office. The Company's products are also sold in foreign countries by distributors and independent sales representatives. Foreign sales represented less than 10% of sales in each of 1997, 1996 and 1995.

Customers

        NCC Electronics, an independent distributor, represented 18% of sales in 1997 and 19% of sales in 1996 and 1995. No other customer represented more than 10% of sales. Aggregate sales to both government agencies and government contractors represented less than 5% of sales in 1997, 1996 and 1995.



Costs and effects of compliance with environmental laws

        Compliance with environmental protection laws or similar ordinances is not expected to have any material affect on the business of the Company.

Employees

        At December 31, 1997, the Company employed approximately 254 full time employees. Included in this total was the common manufacturing, support and administrative staff that the Company shares with the Parent and other subsidiaries of the Parent at the Dumbarton Circle facility, in Fremont, California.

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

Item 2. PROPERTIES

        The Company owns no real estate. The Company's manufacturing operations, corporate headquarters, administrative, engineering and sales offices are located a 95,000 square foot facility located at 6550 Dumbarton Circle, Fremont, California. The facility is owned by an affiliate of the Parent and the Company leases approximately 85,000 square feet, 89% of the total, for its use. The Company believes its current facilities will be adequate for the foreseeable future. See Note 7 of Notes to Consolidated Financial Statements for information regarding lease commitments.

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

Item 3. LEGAL PROCEEDINGS.

     None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.





PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


Market Information

     The Company's common stock is traded on the Nasdaq Stock Market under the symbol STIZ. The stock tables in most daily newspapers list the Company as "SciTech".


Price of Common Stock
----------------------
1997              High      Low      1996              High      Low
--------------- --------- ---------  --------------- --------- ---------
1st Quarter      $ 8-7/8  $ 7-1/8    1st Quarter      $16-3/4  $10-1/2
2nd Quarter        9-3/4    7-1/4    2nd Quarter       17-3/4   10-1/2
3rd Quarter       13-7/8    8-3/4    3rd Quarter       11-3/4    7-1/2
4th Quarter       13-3/4    9-7/16   4th Quarter       10-1/4    7-1/2

The closing sales price on February 27, 1998 was $14.25 per share.

Holders
     There were 746 stockholders of record on February 27, 1998.

Dividends
        In 1997, regular quarterly dividends of $.0425 per share were paid on April 1, July 1, September 9, and December 2. In 1996, regular quarterly dividends of $.04 per share were paid on April 1, July 1, September 3, and December 3. On March 5, 1998, the Company declared a regular quarterly dividend of $.045 per share, payable on April 1, 1998 to shareholders of record on March 20, 1998.


ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                      SCIENTIFIC TECHNOLOGIES INCORPORATED
                      SELECTED CONSOLIDATED FINANCIAL DATA
                     (In thousands, except per share data)

                                    For the Years Ended December 31,
                           ------------------------------------------------
                             1997      1996      1995      1994      1993
                           --------  --------  --------  --------  --------
Income statement data
---------------------------
Net sales                  $44,859   $38,294   $36,006   $26,115   $18,617
Income from operations       9,266     7,798    10,247     6,063     3,995
Net income                   6,070     5,168     6,336     3,698     2,476
Basic income per common
  share                      $0.63     $0.54     $0.66     $0.38     $0.26
Diluted income per common
  share                      $0.62     $0.53     $0.66     $0.38     $0.26

                                             December 31,
                           ------------------------------------------------
                             1997      1996      1995      1994      1993
                           --------  --------  --------  --------  --------
Balance sheet data
-------------------
Total assets               $26,119   $21,713   $18,097   $12,284    $8,310
Long-term obligations           --        --        14        58        86
Stockholders' equity        22,518    17,871    14,336     9,249     6,504
Dividends declared per
  share                      $0.17     $0.16     $0.13     $0.10     $0.09











































Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis below contains trend analysis and other forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward looking statements as a result of the risk factors set forth under "Business Factors" and elsewhere in this report. The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto. All references to years are to fiscal years unless otherwise noted.

Results of Operations

Sales

Sales in 1997 grew 17% to $44.9 million from $38.3 million in 1996. Sales in 1996 grew 6% to $38.3 million from $36.0 million in 1995. The most significant factor driving the growth in both periods was an overall increase in units shipped. Also contributing to this growth was the strong customer acceptance of new products such as DuoSafe. Sales in 1997 were positively affected by an improvement in the Company's overall sales discount rate. The Company believes that competitive conditions could have an impact on its distributor discount and future sales growth rates. The table below summarizes operating performance as a percent of sales for the most recent three years.

                                                 1997       1996       1995
                                              ---------- ---------- ----------
Sales                                               100%       100%       100%
                                              ---------- ---------- ----------
Gross margin                                         52%        51%        55%
                                              ---------- ---------- ----------
Operating expenses
  Selling, general and administrative                24%        24%        22%
  Research and development                            7%         6%         4%
                                              ---------- ---------- ----------
   Total operating expenses                          31%        30%        26%
                                              ---------- ---------- ----------
Income from operations                               21%        21%        29%
Interest income, net                                  1%         1%         1%
                                              ---------- ---------- ----------
Income before income taxes                           22%        22%        30%
Provision for income taxes                            8%         8%        12%
                                              ---------- ---------- ----------
Net income                                           14%        14%        18%
                                              ========== ========== ==========

Gross profit

                            1997 = $23.3 million
                            1996 = $19.6 million
                            1995 = $19.9 million
                            Increase in 1997 = 19%
                            Decrease in 1996 = 2%

STI's gross margin was 52% of sales in 1997, 51% in 1996 and 55% in 1995. The increase in gross profit in 1997 compared to 1996 was due primarily to continued improvements in manufacturing techniques and processes and economies of scale associated with higher volume, resulting in decreased cost per unit. The decline in gross profit and gross margin in 1996 compared to 1995 was attributable to: a more competitive market which resulted in greater sales discounts and a product mix change consisting of increased proportionate sales of lower margin products. Gross margin in 1996 was also impacted by higher sales of products manufactured by other companies and distributed by STI, which generally have lower gross margins. In addition, during the latter part of 1995, the Company relocated to a new and larger facility and increased its manufacturing support staff. During 1996, the Company experienced a 36% increase in manufacturing overhead expenses which was the result of the full year effect of the new facilities expenses, and to a lesser extent, manufacturing staff increases. The Company believes that increased sales helped to offset the higher fixed costs associated with relocation to a larger facility and had a positive impact on gross margin.

Selling, general and administrative expenses

                         1997 = $10.9 million
                         1996 = $9.4 million
                         1995 = $8.0 million
                       Increase in 1997 = 16%
                       Increase in 1996 = 18%

For 1997, selling, general and administrative expenses as a percent of sales remained constant at 24%. Total expenditures increased 16%, compared to sales growth of 17%. During 1997, the Company continued the expansion of its advertising and promotional expenditures, completed an extensive revision to its product data book and expanded its sales staff. Economies of scale allowed it to keep the growth rate of selling, general and administrative expenses below the sales growth rate. In 1996, the Company increased its promotional expenditures, continued to expand its sales and information systems staff and incurred the full year effect of expenses associated the new facilities and German sales and marketing operations. These were the primary reasons that the growth in selling, general and administrative expenses exceeded sales growth when compared to 1995. The Company also translated its product literature into other languages as required for sales activity in the European market. The Company anticipates that selling, general and administrative expenses will increase in the future but will remain constant or be slightly lower as a percent of sales.

Research and development expenses

                             1997 = $3.1 million
                             1996 = $2.5 million
                             1995 = $1.6 million
                            Increase in 1997 = 26%
                            Increase in 1996 = 55%


Product creation, development and enhancement have been and continue to be an important factor in STI's long-term success. Investments in this area enable the Company to serve the factory automation market with increasingly sophisticated sensors, manufacturing controls and data communication products. In 1997 and 1996, STI introduced a number of product advancements that have helped the Company to maintain its position in a highly competitive marketplace. The Company anticipates that the level of research and development expenses will increase in the future, although the Company expects such expenses to remain constant as a percentage of sales. To date, all product development costs have been expensed as incurred.

Income Tax

The Company's effective income tax rate was 38% in 1997 and 1996 and 40% in 1995. The Company expects that its effective tax rate for 1998 will be reasonably consistent with 1997 as the Company will continue to earn research and development tax credits through June 1998, in addition to the mix of foreign and domestic income. See Notes 1 and 5 of Notes to Consolidated Financial Statements.

New Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting on Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements for periods beginning after December 15, 1997. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources including unrealized gains and losses from available-for-sale securities. Reclassification of financial statements for earlier periods for comparative purposes is required. The Company will adopt SFAS No. 130 beginning in 1998 and does not expect such adoption will have a material effect on the consolidated financial statements.

In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." This statement establishes standards for the way companies report information about operating segments in annual financial statements for periods beginning after December 15, 1997. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. It is not expected that adoption of SFAS No. 131 will have material impact on the consolidated financial statements.

Liquidity and Capital Resources

STI's working capital needs have been met through funds generated from operating activities. During 1997, operating funds were provided by net income, adjusted for depreciation, an increase in accrued expenses and, to a lesser extent, the issuance of common stock. These operating funds were used to finance increased accounts receivable, inventories and other assets, to purchase short-term investments and fixed assets and to pay dividends. Working capital amounted to $19.8 million at December 31, 1997. The bank line of credit with Bank of the West, consisting of a one year $2.5 million revolving line and term loan commitment was extended in 1997 to May 31, 1998. Secured by qualified receivables, fixed assets and inventories, borrowing under this credit line bears interest at the bank's prime rate. At December 31, 1997, none of the revolving line of credit had been utilized. The Company has the option to convert up to $500,000 of the credit line into a five year term note. See Notes 4 and 6 of Notes to Consolidated Financial Statements.

The Company made certain capital expenditures during 1997, primarily for production, quality assurance, research and development equipment, information systems and software. Consistent with its customary operations and plans for growth, the Company plans to make certain capital expenditures during 1998, primarily for production, quality assurance and research and development equipment. While the Company had no formal commitments at December 31, 1997, it is anticipated that capital expenditures in 1998 will be approximately $1,000,000. See Note 7 of Notes to Consolidated Financial Statements.

STI believes that its cash flow from operations and available bank borrowings will be sufficient to meet anticipated working capital requirements through at least 1998. While the Company continues to evaluate its financing alternatives from time to time, it has no current plans to raise additional outside capital.

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

Year 2000

The Company has completed upgrading its information systems to Year 2000 compliant versions, and therefore does not anticipate any internal Year 2000 issues from its own information systems. However, the Company could be adversely impacted by Year 2000 issues faced by major distributors, suppliers, customers, vendors and financial service organizations. Management has not yet completed an assessment of the impact that third parties who are not Year 2000 compliant may have on the operations of the Company.

Business Factors

Because of the variety of factors and uncertainties affecting the Company's operating results, past financial performance and historic trends may not be a reliable indicator of future performance. These factors, as well as other factors affecting the Company's operating performance, may result in significant volatility in the Company's common stock price. Among the factors which could affect the Company's future business, financial condition or operating results are the following:

Variability of operating results

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




Protection and Enforcement of Intellectual Property Rights

The Company relies on a combination of patent, trademark and trade secret laws and contractual restrictions to establish and protect certain proprietary rights in its products and services. There can be no assurance that the Company's patents, trademarks, or contractual arrangements or other steps taken by the Company to protect its intellectual property will prove sufficient to prevent misappropriation of the Company's technology or defer independent third party development of similar technologies. Moreover, there can be no assurance that the technology licenses granted to the Company from its Parent will continue to be available. The loss of any of the Company's proprietary technology could require the Company to obtain technology of lower quality or performance standards or at greater cost, which could materially adversely affect the Company's business, results of operations and financial condition. Furthermore, the laws of certain foreign countries may not protect the Company's products, services or intellectual property rights to the same extent as do the laws of the United States.

To date, the Company has not been notified that any of its products infringe the proprietary rights of third parties, but there can be no assurance that third parties will not claim infringement by the Company with respect to current or future products. Any such claim, whether meritorious or not, could be time-consuming, result in costly litigation or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements might not be available on terms acceptable to the Company or at all. As a result, any such claim could have a material adverse affect upon the Company's business, results and financial condition. See " Business - Patents and Trademarks".

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

 (a) The following documents are filed as a part of this Report:

  (1) Financial Statements

        Consolidated Balance Sheet - December 31, 1997 and 1996

        Consolidated Statement of Operations - Years ended December 31, 1997,
           1996 and 1995

        Consolidated Statement of Cash Flows - Years ended December 31, 1997,
          1996 and 1995

        Consolidated Statement of Changes in Stockholders' Equity - Years ended December 31, 1997, 1996 and 1995

        Notes to Consolidated Financial Statements

        Report of Independent Accountants

  (2) Financial Statement Schedules

Financial Statement Schedules have been omitted because they are not required or applicable, or the information required to be set forth therein is included in the Financial Statements or notes thereto.

                      SCIENTIFIC TECHNOLOGIES INCORPORATED
                           CONSOLIDATED BALANCE SHEET
                     (In thousands, except per share data)

                                                          December 31,
                                                      --------------------
                                                        1997       1996
                                                      ---------  ---------
ASSETS

Current assets:
    Cash and cash equivalents                           $4,559     $2,371
    Short-term investments                               4,973      4,989
    Accounts receivable, net                             7,474      6,692
    Inventories                                          5,113      4,066
    Deferred income taxes                                1,020        840
Other assets                                               294        278
                                                      ---------  ---------
          Total current assets                          23,433     19,236

Property and equipment, net                              2,686      2,477
                                                      ---------  ---------
          Total assets                                 $26,119    $21,713
                                                      =========  =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Trade accounts payable                              $1,934     $2,385
    Accrued expenses                                     1,667      1,457
                                                      ---------  ---------
          Total current liabilities                      3,601      3,842
                                                      ---------  ---------
Commitments and contingencies (Notes 4 and 7)

Stockholders' Equity
    Voting Preferred stock; shares authorized -
       10,000; shares issued and outstanding -
       none; $.10 par value                                --         --
    Non-voting Preferred stock; shares authorized -
       10,000; shares issued and outstanding -
       none; $.10 par value                                --         --
    Common stock; shares authorized - 100,000;
       shares issued and outstanding - 9,635 and
       9,602, respectively; $.001 par value                 10         10
    Capital in excess of par value                       5,532      5,319
    Retained earnings                                   16,976     12,542
                                                      ---------  ---------
          Total stockholders' equity                    22,518     17,871
                                                      ---------  ---------
          Total liabilities and stockholders' equity   $26,119    $21,713
                                                      =========  =========

   The accompanying notes are an integral part of these financial statements.

                      SCIENTIFIC TECHNOLOGIES INCORPORATED
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (In thousands, except per share data)

                                              For the Years Ended December 31,
                                              --------------------------------
                                                 1997       1996       1995
                                              ---------- ---------- ----------
Sales                                           $44,859    $38,294    $36,006
Cost of goods sold                               21,510     18,661     16,139
                                              ---------- ---------- ----------
  Gross profit                                   23,349     19,633     19,867
Operating expenses
  Selling, general and administrative            10,948      9,353      8,022
  Research and development                        3,135      2,482      1,598
                                              ---------- ---------- ----------
   Total operating expenses                      14,083     11,835      9,620
                                              ---------- ---------- ----------

   Income from operations                         9,266      7,798     10,247

Interest income, net                                524        537        312
                                              ---------- ---------- ----------

   Income before income taxes                     9,790      8,335     10,559
Provision for income taxes                        3,720      3,167      4,223
                                              ---------- ---------- ----------

        Net income                               $6,070     $5,168     $6,336
                                              ========== ========== ==========

   Basic net income per common share              $0.63      $0.54      $0.66
                                              ========== ========== ==========
   Shares used to compute basic
     net income per common share                  9,615      9,606      9,607
                                              ========== ========== ==========

   Diluted net income per common share            $0.62      $0.53      $0.66
                                              ========== ========== ==========
   Shares used to compute diluted
     net income per common share                  9,777      9,733      9,607
                                              ========== ========== ==========

  The accompanying notes are an integral part of these financial statements.

                      SCIENTIFIC TECHNOLOGIES INCORPORATED
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (In thousands)

                                            For the Years Ended December 31,
                                            --------------------------------
                                               1997       1996       1995
                                            ---------- ---------- ----------
Cash flows from operating activities:
  Net income                                   $6,070     $5,168     $6,336
  Adjustments to reconcile net income to
    cash provided by (used in)
     operating activities:
    Depreciation and amortization                 833        649        465
    Changes in assets and liabilities:
       Accounts receivable, net                  (782)    (1,439)      (467)
       Inventories                             (1,047)      (579)    (1,120)
       Trade accounts payable                    (451)       167        651
       Accrued expenses                           210        (22)        97
       Other                                     (196)      (523)      (344)
                                            ---------- ---------- ----------
  Cash flows provided by operating
   activities                                   4,637      3,421      5,618
                                            ---------- ---------- ----------
Cash flows from investing activities:
       Purchases of property  and
        equipment                              (1,042)    (1,228)      (863)
       Sale (purchase) of short-term
        investments, net                           16     (1,602)    (2,254)
                                            ---------- ---------- ----------
  Cash flows used in investing activities      (1,026)    (2,830)    (3,117)
                                            ---------- ---------- ----------

Cash flows from financing activities:
   Payments on debt                               --         (64)       (22)
   Issuance (repurchase) of common stock          213        (96)       --
   Dividends                                   (1,636)    (1,537)    (1,249)
                                            ---------- ---------- ----------
  Cash flows used in financing activities      (1,423)    (1,697)    (1,271)
                                            ---------- ---------- ----------
Change in cash and cash equivalents             2,188     (1,106)     1,230
Cash and cash equivalents at beginning
 of year                                        2,371      3,477      2,247
                                            ---------- ---------- ----------
Cash and cash equivalents at end of year       $4,559     $2,371     $3,477
                                            ========== ========== ==========

Supplemental disclosure of cash flow
 information:
            Cash paid to Parent for
             income taxes                      $3,720     $3,167     $4,223
                                            ========== ========== ==========

   The accompanying notes are an integral part of these financial statements.

                      SCIENTIFIC TECHNOLOGIES INCORPORATED
 CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE YEARS ENDED
                       DECEMBER 31, 1997, 1996 AND 1995
                                 (In thousands)

                                         Common Stock
                               ----------------------------
                                                   Capital
                                                  in excess
                                           Par     of par   Retained
                                Shares    Value     Value   Earnings   Total
                               --------- -------- --------- -------- ---------
Balances December 31, 1994        9,607      $10    $5,415   $3,824    $9,249
   Net income for the year           --      --          --   6,336     6,336
   Dividends paid                    --      --          --  (1,249)   (1,249)
                               --------- -------- --------- -------- ---------
Balances December 31, 1995        9,607       10     5,415    8,911    14,336
   Repurchase of common stock        (5)     --        (96)      --       (96)
   Net income for the year           --      --          --   5,168     5,168
   Dividends paid                    --      --          --  (1,537)   (1,537)
                               --------- -------- --------- -------- ---------
Balances December 31, 1996        9,602       10     5,319   12,542    17,871
   Issuance of common stock          33      --        213       --       213
   Net income for the year           --      --          --   6,070     6,070
   Dividends paid                    --      --          --  (1,636)   (1,636)
                               --------- -------- --------- -------- ---------
Balances December 31, 1997        9,635      $10    $5,532  $16,976   $22,518
                               ========= ======== ========= ======== =========

   The accompanying notes are an integral part of these financial statements.

Scientific Technologies Incorporated
Notes to Consolidated Financial Statements

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

The Company operates in one business segment - the development, manufacture and marketing of electronic products. Sales to foreign customers represented less than 10% of total sales in 1997, 1996 and 1995. One customer, a distributor, accounted for 18% of total sales in 1997 and 19% of total sales in 1996 and 1995.

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

Short-term investments consist of highly rated mutual funds and Treasury bonds which generally mature in less than one year and are classified as "available for sale". Interest income is accrued as earned. The investments are carried at cost plus accrued interest, which approximates market value.

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


Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments and trade accounts receivable. The Company places its cash and cash equivalents in a variety of money market accounts. The Company further limits its exposure to these investments by placing such investments with various high quality financial institutions. The Company routinely performs evaluations of these financial institutions. The Company's short-term investments are primarily composed of highly rated mutual funds and Treasury bonds. The Company offers credit terms on the sale of its products to its customers. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company maintains an allowance for uncollectable accounts receivable based upon the expected collectability of all accounts receivable.

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

Foreign currency

The Company's German subsidiary generally transacts its business in German Marks. Translation and transaction gains and losses to date have been immaterial.

Income per Share

The Company has adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"). SFAS 128 requires presentation of both Basic and Diluted income per share on the face of the Statement of Operations. All prior period net income per share data has been restated in accordance with SFAS 128. Basic income per common share is computed based on the weighted average number of shares outstanding during the period. Diluted income per share is computed based on the weighted average number of shares outstanding during the period plus the weighted average of stock options outstanding during the period. In computing diluted net income per common share, the average stock price for the period is used in determining the number of shares assumed to be repurchased from the proceeds of the stock options. A reconciliation of the numerators and denominators of the basic and diluted income per common share computations is provided below.

                                                       In Thousands      Per
                                               ----------------------   Share
                                                 Income      Shares     Amunt
                                               ----------  ---------- ----------
    1997
    Earnings per share of common stock            $6,070       9,615      $0.63
    Effect of dilutive securities
         Stock options                              --           162     ($0.01)
                                               ----------  ---------- ----------
    Earnings per share of common stock-
      assuming dilution                           $6,070       9,777      $0.62
                                               ==========  ========== ==========
    1996
    Earnings per share of common stock            $5,168       9,606      $0.54
    Effect of dilutive securities
         Stock options                              --           127     ($0.01)
                                               ----------  ---------- ----------
    Earnings per share of common stock-
      assuming dilution                           $5,168       9,733      $0.53
                                               ==========  ========== ==========
    1995
    Earnings per share of common stock            $6,336       9,607      $0.66
    Effect of dilutive securities
                                                    --           --         --
    Earnings per share of common stock-        ----------  ---------- ----------
      assuming dilution
                                                  $6,336       9,607      $0.66
                                               ==========  ========== ==========

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

Stock Based Compensation Plans

The employees of the Company are eligible to participate in stock option and stock purchase plans of the Parent. The Company applied the provisions of Statement of Accounting Standards No. 123 ("SFAS 123") to the stock option and stock purchase plans for 1997, 1996 and 1995, and found that the allocated pro forma effects of applying SFAS 123 were immaterial to the Company's financial position and results of operations.

NOTE 2 - RELATED PARTY TRANSACTIONS

The Parent provides certain management, marketing and sales services to the Company. The costs are allocated to the Company based on the percentage of the Company's sales to total sales of the Parent and its subsidiaries. The amounts allocated to the Company for 1997, 1996 and 1995 were $824,000, $949,000 and $890,000, respectively.

The Company leases approximately 85,000 square feet in a 95,000 square foot facility owned by an affiliate of the Parent. The lease term is ten years. Overhead costs are allocated primarily on the basis of square footage utilized.

Additionally, the Parent manages the Company's cash. The Company utilizes a payable to Parent account to record activity including cash received, cash disbursed and amounts owed to the Parent for allocated charges and dividends. The net effect of transactions with the Parent resulted in a zero balance at December 31, 1997 and 1996. The Company charges interest on the receivables from the Parent and pays interest on payables to Parent at the Company's average interest rate on bank borrowings. Interest expense amounted to $34,000 in 1997 and $42,000 in 1996. There was no interest income or expense in 1995.

NOTE 3-PRODUCT LINE ACQUISITION

In January 1997, the Company reached an agreement with the Parent to acquire the distribution rights to certain level and flow control products manufactured by outside sources. As compensation for this agreement, the Company will pay a royalty on sales of the product to the Parent for a number of years. The acquisition had an immaterial impact on revenues, gross margin and net income for the year ended December 31, 1997.

NOTE 4 - BALANCE SHEET DATA

                                                      December 31,
                                               ----------------------
                                                  1997        1996
                                               ----------  ----------
  ACCOUNTS RECEIVABLE:
   Trade accounts receivable                      $7,612      $6,806
   Less: Allowance for doubtful accounts            (138)       (114)
                                               ----------  ----------
   Accounts receivable, net                       $7,474      $6,692
                                               ==========  ==========

  INVENTORIES:
   Finished goods                                 $1,496      $1,449
   Work in process                                   624         509
   Subassemblies                                     613         493
   Raw materials                                   2,380       1,615
                                               ----------  ----------
                                                  $5,113      $4,066
                                               ==========  ==========



  PROPERTY AND EQUIPMENT:
   Equipment                                      $4,445      $3,659
   Furniture and fixtures                            907         651
   Leasehold improvements                             21          20
                                               ----------  ----------
                                                   5,373       4,330
   Less: accumulated depreciation                 (2,687)     (1,853)
                                               ----------  ----------
                                                  $2,686      $2,477
                                               ==========  ==========
  ACCRUED EXPENSES:
   Accrued compensation and benefits                $944        $666
   Accrued commissions                               247         222
   Warranty reserve                                  262         229
   Other                                             214         340
                                               ----------  ----------
                                                  $1,667      $1,457
                                               ==========  ==========


The Company has a $2,500,000 line of credit with Bank of The West, of which no amount was outstanding at December 31, 1997 and 1996. The credit line, which is subject to certain financial statement covenants, bears interest at the bank's prime rate (8.5% at December 31,1997), expires on May 31, 1998, and is secured by accounts receivable, inventories and fixed assets.

NOTE 5 - INCOME TAXES

The provision for income taxes was as follows:

                                           Year Ended December 31,
                                   ----------------------------------
                                      1997        1996        1995
                                   ----------  ----------  ----------
                                             (In thousands)
  Current tax expense:
   Federal                            $3,142      $2,691      $3,578
   State, net of federal benefit         758         876       1,085
                                   ----------  ----------  ----------
   Sub total                           3,900       3,567       4,663
   Deferred tax benefit                 (180)       (400)       (440)
                                   ----------  ----------  ----------
   Total                              $3,720      $3,167      $4,223
                                   ==========  ==========  ==========

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. At December 31, 1997 and 1996, the Company's deferred tax assets of $1,020,000 and $840,000, respectively, were comprised primarily of the following items: $417,000 and $425,000, respectively, of inventory reserves and $603,000 and $415,000, respectively, of other accruals and reserves not currently deductible.



The provision for income taxes differs from the amount of tax determined by applying the applicable U.S. statutory income tax rate to pretax income as a result of the following differences:

                                           Year Ended December 31,
                                   ----------------------------------
                                      1997        1996        1995
                                   ----------  ----------  ----------
Percentage of pretax income:
   Statutory U.S. tax rate                34%         34%         34%
   State income taxes, net of
     federal benefit                       6%          6%          6%
   Research and development
     and other credits                    (2%)        (2%)        --
                                   ----------  ----------  ----------
Effective tax rate                        38%         38%         40%
                                   ==========  ==========  ==========

NOTE 6-DIVIDENDS

On March 5, 1998, the Company declared a regular quarterly dividend of $.045 per share on all of its common shares, payable on April 1, 1998 to shareholders of record on March 21, 1998. During 1997, the Company paid quarterly dividends of $.0425 per share. During 1996, the Company paid quarterly dividends of $.04 per share. During 1995, the Company paid regular quarterly dividends of $.03 per share on April 3 and July 5, and $.035 per share on September 1, and December 1.

NOTE 7-COMMITMENTS AND CONTINGENCIES

The Company leases certain office and manufacturing space and other equipment under noncancellable operating leases. At December 31, 1997, future minimum payments under these leases due in the years 1998 through 2005 were approximately $630,000 per year.

Rent expense under operating lease agreements was approximately $630,000 in 1997 and 1996 and $261,000 in 1995.

NOTE 8 - UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL DATA
                     (In thousands, except per share data)

1997                        First    Second   Third    Fourth
                           Quarter  Quarter  Quarter  Quarter       Total
                           -------- -------- -------- --------     --------
Sales                      $10,110  $11,577  $11,491  $11,681      $44,859
Gross Profit                 5,287    5,945    5,962    6,155       23,349
Net Income                   1,272    1,650    1,534    1,614        6,070
Basic income per common
  share                      $0.13    $0.17    $0.16    $0.17        $0.63
Diluted income per common
  share                      $0.13    $0.17    $0.16   $16.00        $0.62



1996                        First    Second   Third    Fourth
                           Quarter  Quarter  Quarter  Quarter       Total
                           -------- -------- -------- --------     --------
Sales                       $9,351   $9,254   $9,713   $9,976      $38,294
Gross Profit                 5,069    4,484    4,897    5,183       19,633
Net Income                   1,507      948    1,204    1,509  (1)   5,168
Basic income per common
  share                      $0.16    $0.10    $0.13    $0.16  (1)   $0.54
Diluted income per common
  share                      $0.16    $0.10    $0.13    $0.15  (1)   $0.53

(1) Includes a $167 benefit from a change in the Company's effective tax rate.

                         REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Stockholders of Scientific Technologies Incorporated

In our opinion, the consolidated financial statements listed in the index appearing under Item 8(a)(1) present fairly, in all material respects, the financial position of Scientific Technologies Incorporated (a subsidiary of Scientific Technology Incorporated) and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PRICE WATERHOUSE LLP
San Jose, California
March 3, 1998

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.


                               PART III

Certain information required by Part III is omitted from this Report in that the registrant will file a definitive Proxy Statement for its 1998 Annual Meeting of Stockholders pursuant to Regulation 14A (the "Proxy Statement") no later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item concerning the Company's directors and the Company's executive officers is incorporated by reference to the sections entitled "Nominees" and "Management", respectively, appearing in the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the sections entitled "Executive Compensation" and "Report of the Compensation Committee" appearing in the Proxy Statement for its 1998 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference to the sections entitled "Security Ownership of Certain Beneficial Owners and Management" appearing in the Proxy Statement for its 1998 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the sections entitled "Certain Relationships and Related
Transactions" appearing in the Proxy Statement for its 1998 Annual Meeting of Stockholders.

                                PART IV


ITEM 14. EXHIBITS LIST AND REPORTS ON FORM 8-K.


(a)  The following documents are filed as a part of this Report:

     1.   FINANCIAL STATEMENTS
          Reference is made to the index appearing in Item 8(a) of this report.

     2.   FINANCIAL STATEMENT SCHEDULES
          Reference is made to the index appearing in Item 8(a) of this report.

     3.   EXHIBITS AND EXHIBIT INDEX:

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

     Exhibit 21.1 - Subsidiaries of the Registrant.

     Exhibit 23.1 - Consent of Price Waterhouse LLP, Independent Accountants.

     Exhibit 24.1 - Power of Attorney

     Exhibit 27.1 - Financial Data Schedule.

     All other exhibits for which provision is made in Regulation S-K of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(b)  No Reports on Form 8-K were filed during the last quarter of 1997.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 SCIENTIFIC TECHNOLOGIES INCORPORATED

Dated: March 24, 1998            By /s/ Anthony R. Lazzara
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

        Signature                         Title                      Dste
-------------------------  -----------------------------------  ---------------
/s/ Anthony R. Lazzara     Chairman of the Board and            March 24, 1998
------------------------     Director                           ---------------
Anthony R. Lazzara

/s/ Joseph J. Lazzara      President, Chief Executive Officer,  March 24, 1998
------------------------     Treasurer, Director (Principal     ---------------
Joseph J. Lazzara          Executive and Financial Officer)

/s/ James A. Lazzara       Vice President, Secretary and        March 24, 1998
------------------------     Director                           ---------------
James A. Lazzara

/s/ James A. Ashford       Vice President and Director          March 24, 1998
------------------------                                        ---------------
James A. Ashford

/s/ Carl H. Frei           Director                             March 24, 1998
------------------------                                        ---------------
Carl H. Frei

/s/ Bernard J. Ploshay     Director                             March 24, 1998
------------------------                                        ---------------
Bernard J. Ploshay

/s/ Richard O. Faria       Vice President, Finance and          March 24, 1998
------------------------   Administration (Principal Accounting ---------------
Richard O. Faria           Officer)

                     SCIENTIFIC TECHNOLOGIES INCORPORATED

                                   EXHIBITS

                                      TO


                          ANNUAL REPORT ON FORM 10-K
                         YEAR ENDED DECEMBER 31, 1997


                         EXHIBITS - TABLE OF CONTENTS

Exhibit 10.3 - Amendment dated May 31, 1997 to Bank Agreement dated November 29, 1994

Exhibit 21.1 - Subsidiaries of the Registrant

Exhibit 23.1 - Consent of Independent Accountants

Exhibit 24.1 - Power of Attorney (included above)

Exhibit 27.1 - Financial Data Schedule