Form 10-Q
period 1998-03-31
SCIENTIFIC TECHNOLOGIES INC
filed 1998-05-14
CIK 708250

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 1998

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to ___________


                        Commission File Number: 0-12254


                      SCIENTIFIC TECHNOLOGIES INCORPORATED
                      ------------------------------------
                                    (Issuer)


          Oregon                                        77-0170363
 -------------------------                ------------------------------
  (State of incorporation)               (I.R.S. Employer Identification Number)


 6550 Dumbarton Circle, Fremont, California                      94555
---------------------------------------------               ----------------
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


Common stock outstanding as of April 30, 1998 was 9,639,243 shares.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                      SCIENTIFIC TECHNOLOGIES INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEET
                     (In thousands, except per share data)

                                                   March 31,    December 31,
                                                   1998         1997
                                                   -----------  -----------
                     Assets                        (unaudited)
Current assets:
    Cash and cash equivalents                         $4,103       $4,559
    Short-term investments                             6,926        4,973
    Accounts receivable, net                           7,231        7,474
    Inventories                                        5,269        5,113
    Deferred income taxes                              1,020        1,020
    Other assets                                         407          294
                                                   -----------  -----------
       Total current assets                           24,956       23,433
Property and equipment, net                            2,745        2,686
                                                   -----------  -----------
       Total assets                                  $27,701      $26,119
                                                   ===========  ===========

              Liabilities and Stockholders' Equity
Current liabilities:
    Trade accounts payable                            $1,734       $1,934
    Payable to Parent                                    216          --
    Accrued expenses                                   1,778        1,667
                                                   -----------  -----------
       Total current liabilities                       3,728        3,601
                                                   -----------  -----------

Commitments and contingencies

Stockholders' Equity
    Common stock                                          10           10
    Capital in excess of par value                     5,555        5,532
    Retained earnings                                 18,408       16,976
                                                   -----------  -----------
       Total stockholders' equity                     23,973       22,518
                                                   -----------  -----------
       Total liabilities and stockholders' equity    $27,701      $26,119
                                                   ===========  ===========

   The accompanying notes are an integral part of these financial statements.

                      SCIENTIFIC TECHNOLOGIES INCORPORATED
                    CONDENSED CONSOLIDATED STATEMENT OF INCOME
                      (In thousands, except per share data)
                                   (unaudited)

                                     Three Months Ended
                                         March 31,
                                    ---------------------
                                    1998       1997
                                    ---------- ----------
Sales                                 $11,113    $10,110
Cost of goods sold                      5,386      4,823
                                    ---------- ----------
  Gross profit                          5,727      5,287
                                    ---------- ----------
Operating expenses
  Selling, general and
    administrative                      2,904      2,519
  Research and development                635        827
                                    ---------- ----------
   Total operating expenses             3,539      3,346
                                    ---------- ----------
   Income from operations               2,188      1,941

Interest income, net                      120        111
                                    ---------- ----------
   Income before income taxes           2,308      2,052

Provision for income taxes                877        780
                                    ---------- ----------
        Net income                     $1,431     $1,272
                                    ========== ==========

 Basic net income per common share      $0.15      $0.13
                                    ========== ==========
 Shares used to compute basic
   net income per common share          9,639      9,601
                                    ========== ==========
 Diluted net income per common share    $0.15      $0.13
                                    ========== ==========
 Shares used to compute diluted
   net income per common share          9,835      9,743
                                    ========== ==========

  The accompanying notes are an integral part of these financial statements.

                      SCIENTIFIC TECHNOLOGIES INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                               (In thousands)
                                 (unaudited)

                                                       Three Months Ended
                                                           March 31,
                                                      -----------------------
                                                          1998        1997
                                                      ----------- -----------
Cash flows from operating activities
  Net income                                              $1,431      $1,272
  Adjustments to reconcile net income to cash
    provided by operating activities:
    Depreciation and amortization                            232         194

    Changes in assets and liabilities:
      Accounts receivable, net                               243         (14)
      Inventories                                           (156)       (192)
      Payable to Parent                                      216         762
      Trade accounts payable                                (200)       (261)
      Accrued expenses                                       111         312
      Other                                                 (112)        (98)
                                                      ----------- -----------
        Cash flows provided by operating activities        1,765       1,975
                                                      ----------- -----------

Cash flows from investing activities
  Investment in intangibles and fixed assets                (291)       (582)
  Sale (purchase) of short-term investments               (1,953)       (502)
                                                      ----------- -----------
        Cash flows used in investing activities           (2,244)     (1,084)
                                                      ----------- -----------

Cash flows from financing activities
  (Repurchase) issuance of common stock                       23         (19)
                                                      ----------- -----------
        Cash flows used in financing activities               23         (19)
                                                      ----------- -----------
Change in cash and cash equivalents                         (456)        872

Cash and cash equivalents at beginning of period           4,559       2,371
                                                      ----------- -----------
Cash and cash equivalents at end of period                $4,103      $3,243
                                                      =========== ===========

Supplemental disclosure of cash flow information:
  Cash paid to the Parent for income taxes                  $877        $780
                                                      =========== ===========

  The accompanying notes are an integral part of these financial statements.

                      SCIENTIFIC TECHNOLOGIES INCORPORATED

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

        The consolidated financial statements as of March 31, 1998 and the three months ended March 31, 1998 and 1997 are unaudited. In the opinion of management, they reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results of these periods but may not necessarily be indicative of the results to be expected for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been consolidated or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in Scientific
Technologies Incorporated's Annual Report to Shareholders on Form 10-K for the year ended December 31, 1997.

   1. INVENTORIES

    Inventories consist of the following (in thousands):

                                              March 31,     December 31,
                                                 1998           1997
                                             ------------   ------------
         Finished goods                         $2,029           $1,496
         Work in process                           564              624
         Subassemblies                             794              613
         Raw materials                          $1,882            2,380
                                             ------------   ------------
                                                $5,269           $5,113
                                             ============   ============

2. NET INCOME PER SHARE
        The Company has adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"). SFAS 128 requires presentation of both Basic and Diluted income per share on the face of the Statement of Operations.
Basic income per common share is computed based on the weighted average number of shares outstanding during the period. Diluted income per share is computed based on the weighted average number of shares outstanding during the period plus the weighted average of stock options outstanding during the period. In computing diluted net income per common share, the average stock price for the period is used in determining the number of shares assumed to be repurchased from the proceeds of the stock options.

3. DIVIDEND PAID
        On March 5, 1998, the Company declared a cash dividend of $.045 per share on all outstanding shares of its common stock. This dividend was paid on April 1, 1998 to shareholders of record on March 20, 1998. Approximately 87% of the outstanding common stock of the Company is beneficially owned by Scientific Technology Incorporated, a California corporation under common control with the Company. Dividends paid to Scientific Technology Incorporated were applied to the Payable to Parent account.

ITEM 2 . MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
--------------------------------------------------------------------------
RESULTS OF OPERATIONS
----------------------

        The following section contains certain forward looking statements based on current expectations. Actual results may differ materially. Among the factors which could effect actual results are those listed under "Business Factors" below and those listed under "Management's Discussion and Analysis of Financial Conditions and Results of Operations" in the Company's Annual Report on Form 10K for the year ended December 31,
1997.

                             Results of Operations
                             ---------------------

        Sales for the three months ended March 31, 1998 increased 10% to $11,113,000 from $10,110,000 in the first quarter of 1997. This was primarily the result of an overall increase in units shipped.

        Gross margin as a percent of sales remained relatively constant at 52% during the first quarter of 1998 compared to the comparable 1997 quarter.

        Selling, general and administrative expenses increased 15% to $2,904,000 in the first quarter of 1998 from $2,519,000 in 1997.
Selling, general and administrative expenses as a percent of sales increased to 26% in the first quarter of 1998 from 25% in the comparable 1997 quarter. This was the result of increased selling expenses associated with the higher levels of revenue and increased investment in the marketing infrastructure of the Company.

        Research and development expenses declined 23% to $635,000 in 1998 from $827,000 in 1997. Research and development expenses were 6% of sales for the three months ended March 31, 1998 compared to 8% for the comparable 1997 period. This was chiefly the result of lower material and supplies usage as well as a reduction in services performed by outside contractors. The Company anticipates that it will continue to make substantial investments in research and development in subsequent quarters.

        Interest income, net increased to $120,000 for the three months ended March 31, 1998 compared to $111,000 for the same period in the prior year.

        The Company's provision for income taxes was $877,000 for the three months ended March 31, 1998 compared to $780,000 for the comparable 1997 period.

        In light of the significant growth of the Company's operations in past years, the Company believes that period to period comparisons of its financial results should not be relied upon as an indication of future performance.

                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------

        At March 31, 1998 the Company's working capital was $21,228,000, a 7% increase from the $19,832,000 reported at December 31, 1997. This was due to positive cash flows from operations resulting in increased short-term investments and accounts receivable, and lower accounts payable which offset increased payable to Parent and accrued expenses.

        Available bank borrowings were $2,500,000 at March 31, 1998. The Company believes that cash from operations, together with its cash resources and available bank borrowings, should be adequate to fund its working capital requirements through at least the remainder of 1998.

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

VARIABILITY OF OPERATING RESULTS
---------------------------------
        The Company has experienced fluctuations in annual and quarterly operating results and anticipates that these fluctuations will continue. These fluctuations are caused by a number of factors, including the level and timing of customer orders, the mix of products sold, fluctuations in complementary third party products with which STI products are sold and the timing of operating expenditures.

SEASONALITY
------------
        The industrial manufacturing equipment industry can be subject to seasonality. This is also true with respect to European markets where business activity declines due to vacations taken in the summer months.

COMPETITION
------------
        The market for industrial sensors is highly competitive. Many competitors have substantially greater name recognition and technical, marketing and financial resources than the Company. Competitive pressures could reduce market acceptance of the Company's products and result in price reductions and increases in expenses.

RAPID TECHNOLOGICAL CHANGE AND NEW PRODUCT DEVELOPMENT
-------------------------------------------------------
        The Company's future success will depend on its ability to enhance its current products, develop new products and respond to emerging industry standards, all on a timely and cost-effective basis. The introduction of new products also requires the Company to manage the transition from older products in order to minimize disruption of customer orders, avoid excessive levels of older product inventories and ensure that adequate supplies of new products can be delivered to meet customer demands.

DEPENDENCE ON INDIRECT DISTRIBUTION CHANNEL
--------------------------------------------
        A majority of the Company's sales are sold through third party distributors, system integrators and original equipment manufacturers. These resellers are not required to offer the Company's products exclusively and there can be no assurance that a reseller will continue to offer the Company's products.

INTERNATIONAL SALES
-------------------
        The Company's international sales may be disrupted by currency fluctuations or other events beyond the Company's control, including political or regulatory changes.

PROTECTION AND ENFORCEMENT OF INTELLECTUAL PROPERTY RIGHTS
----------------------------------------------------------
        The Company relies on a combination of patent, trademark and trade secret laws and contractual restrictions to establish and protect certain proprietary rights in its products and services. There can be no assurance that the Company's patents, trademarks, or contractual arrangements or other steps taken by the Company to protect its intellectual property will prove sufficient to prevent misappropriation of the Company's technology or defer independent third party development of similar technologies. Moreover, there can be no assurance that the technology licenses granted to the Company from its Parent will continue to be available. The loss of any of the Company's proprietary technology could require the Company to obtain technology of lower quality or performance standards or at greater cost, which could materially adversely affect the Company's business, results of operations and financial condition. Furthermore, the laws of certain foreign countries may not protect the Company's products, services or intellectual property rights to the same extent as do the laws of the United States.

                          PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS
        Not Applicable

Item 5. OTHER INFORMATION
        Not Applicable

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  The following documents are filed as a part of this Report:

    Exhibit  3.1 - Articles of Incorporation, as amended, are
                   incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 1988,
                   Exhibit 3.1

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

    Exhibit 10.3 - Amendment dated May 31, 1997 to Bank Agreement dated November 29, 1994 is incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 1997, Exhibit 10.3.

    Exhibit 10.4 - Lease agreement dated November 21, 1995  is incorporated by reference to the Registrant's Form 10-KSB for the year ended December 31, 1995,
                   Exhibit 10.4.

    Exhibit 10.5 - Agreement dated January 1, 1997 with Scientific
                   Technology Inc. for the purchase of the level sensor product line.

    Exhibit 21.1 - Subsidiaries of the Registrant  is incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 1997, Exhibit 21.1.

    Exhibit 23.1 - Consent of Independent Accountants is incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 1997, Exhibit 23.1.

    Exhibit 24.1 - Power of Attorney is incorporated by reference to the Registrant's Form 10-K  for the year ended
                   December 31, 1997, Exhibit 24.1.

    Exhibit 27.0 - Financial Data Schedule.

(b)  No Reports on Form 8-K were filed during the first quarter of 1998.

                                    SIGNATURES


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


Date:  May 12, 1998                                /s/Joseph J. Lazzara
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







Date:  May 12, 1998                                /s/ Richard O. Faria
       -----------------                     ----------------------------------
                                                     Richard O. Faria
                                                  Vice-President, Finance &
                                                      Administration
                                                (Principal Accounting Officer)