Form 10-Q
period 1998-06-30
SCIENTIFIC TECHNOLOGIES INC
filed 1998-08-14
CIK 708250

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 1998

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


Common stock outstanding as of July 31, 1998 was 9,646,300 shares.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                      SCIENTIFIC TECHNOLOGIES INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEET
                     (In thousands, except per share data)

                                                   June 30,    December 31,
                                                   1998         1997
                                                   -----------  -----------
                     Assets                        (unaudited)
Current assets:
    Cash and cash equivalents                         $3,945       $4,559
    Short-term investments                             8,810        4,973
    Accounts receivable, net                           7,403        7,474
    Inventories                                        4,918        5,113
    Deferred income taxes                              1,020        1,020
    Other assets                                         554          294
                                                   -----------  -----------
       Total current assets                           26,650       23,433
Property and equipment, net                            2,708        2,686
                                                   -----------  -----------
       Total assets                                  $29,358      $26,119
                                                   ===========  ===========

              Liabilities and Stockholders' Equity
Current liabilities:
    Trade accounts payable                            $1,802       $1,934
    Payable to Parent                                  1,001          --
    Accrued expenses                                   1,562        1,667
                                                   -----------  -----------
       Total current liabilities                       4,365        3,601
                                                   -----------  -----------

Commitments and contingencies

Stockholders' Equity
    Common stock                                          10           10
    Capital in excess of par value                     5,625        5,532
    Retained earnings                                 19,358       16,976
                                                   -----------  -----------
       Total stockholders' equity                     24,993       22,518
                                                   -----------  -----------
       Total liabilities and stockholders' equity    $29,358      $26,119
                                                   ===========  ===========

   The accompanying notes are an integral part of these financial statements.

                      SCIENTIFIC TECHNOLOGIES INCORPORATED
                    CONDENSED CONSOLIDATED STATEMENT OF INCOME
                      (In thousands, except per share data)
                                   (unaudited)

                                     Three Months Ended
                                         June 30,
                                    ---------------------
                                    1998       1997
                                    ---------- ----------
Sales                                 $11,344    $11,577
Cost of goods sold                      5,676      5,632
                                    ---------- ----------
  Gross profit                          5,668      5,945
                                    ---------- ----------
Operating expenses
  Selling, general and
    administrative                      2,992      2,731
  Research and development                790        704
                                    ---------- ----------
   Total operating expenses             3,782      3,435
                                    ---------- ----------
   Income from operations               1,886      2,510

Interest and other income, net            348        152
                                    ---------- ----------
   Income before income taxes           2,234      2,662

Provision for income taxes                849      1,012
                                    ---------- ----------
        Net income                     $1,385     $1,650
                                    ========== ==========

 Basic net income per common share      $0.14      $0.17
                                    ========== ==========
 Shares used to compute basic
   net income per common share          9,645      9,607
                                    ========== ==========
 Diluted net income per common share    $0.14      $0.17
                                    ========== ==========
 Shares used to compute diluted
   net income per common share          9,839      9,743
                                    ========== ==========

  The accompanying notes are an integral part of these financial statements.

                      SCIENTIFIC TECHNOLOGIES INCORPORATED
                    CONDENSED CONSOLIDATED STATEMENT OF INCOME
                      (In thousands, except per share data)
                                   (unaudited)

                                     Six Months Ended
                                         June 30,
                                    ---------------------
                                    1998       1997
                                    ---------- ----------
Sales                                 $22,457    $21,687
Cost of goods sold                     11,062     10,455
                                    ---------- ----------
  Gross profit                         11,395     11,232
                                    ---------- ----------
Operating expenses
  Selling, general and
    administrative                      5,896      5,249
  Research and development              1,425      1,532
                                    ---------- ----------
   Total operating expenses             7,321      6,781
                                    ---------- ----------
   Income from operations               4,074      4,451

Interest and other income, net            468        263
                                    ---------- ----------
   Income before income taxes           4,542      4,714

Provision for income taxes              1,726      1,792
                                    ---------- ----------
        Net income                     $2,816     $2,922
                                    ========== ==========

 Basic net income per common share      $0.29      $0.30
                                    ========== ==========
 Shares used to compute basic
   net income per common share          9,620      9,607
                                    ========== ==========
 Diluted net income per common share    $0.29      $0.30
                                    ========== ==========
 Shares used to compute diluted
   net income per common share          9,822      9,743
                                    ========== ==========

  The accompanying notes are an integral part of these financial statements.

                      SCIENTIFIC TECHNOLOGIES INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                               (In thousands)
                                 (unaudited)

                                                       Six Months Ended
                                                           June 30,
                                                      -----------------------
                                                          1998        1997
                                                      ----------- -----------
Cash flows from operating activities
  Net income                                              $2,816      $2,922
  Adjustments to reconcile net income to cash
    provided by operating activities:
    Depreciation and amortization                            473         397

    Changes in assets and liabilities:
      Accounts receivable, net                                71        (774)
      Inventories                                            195        (313)
      Payable to Parent                                    1,001         381
      Trade accounts payable                                (132)       (141)
      Accrued expenses                                      (105)        442
      Other                                                 (260)        (29)
                                                      ----------- -----------
        Cash flows provided by operating activities        4,059       2,885
                                                      ----------- -----------

Cash flows from investing activities
  Investment in intangibles and fixed assets                (495)       (856)
  Sale (purchase) of short-term investments               (3,837)         91
                                                      ----------- -----------
        Cash flows used in investing activities           (4,332)       (765)
                                                      ----------- -----------

Cash flows from financing activities
   Dividends                                                (434)       (407)
   Issuance of common stock                                   93          24
                                                      ----------- -----------
        Cash flows used in financing activities             (341)       (383)
                                                      ----------- -----------
Change in cash and cash equivalents                         (614)      1,737

Cash and cash equivalents at beginning of period           4,559       2,371
                                                      ----------- -----------
Cash and cash equivalents at end of period                $3,945      $4,108
                                                      =========== ===========

Supplemental disclosure of cash flow information:
  Cash paid to the Parent for income taxes                $1,726      $1,792
                                                      =========== ===========

  The accompanying notes are an integral part of these financial statements.

                 SCIENTIFIC TECHNOLOGIES INCORPORATED

             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

       The consolidated financial statements as of June 30, 1998 and the three and six months ended June 30, 1998 and 1997 are unaudited. In the opinion of management, they reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results of these periods but may not necessarily be indicative of the results to be expected for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been consolidated or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in Scientific Technologies Incorporated's Annual Report to Shareholders on Form 10-K for the year ended December 31, 1997.

   1. INVENTORIES
    Inventories consist of the following (in thousands):

                                              June 30,     December 31,
                                                 1998           1997
                                             ------------   ------------
         Finished goods                         $1,779           $1,496
         Work in process                           504              624
         Subassemblies                             716              613
         Raw materials                          $1,919            2,380
                                             ------------   ------------
                                                $4,918           $5,113
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

3. DIVIDEND PAID
       On June 4, 1998, the Company declared a cash dividend of $.045 per share on all outstanding shares of its common stock. This dividend was paid on July, 1998 to shareholders of record on June 19, 1998. A dividend of $.045 per share was paid on April 1, 1998 to shareholders of record on March 20, 1998. Approximately 87% of the outstanding common stock of the Company is beneficially owned by Scientific Technology Incorporated, a California corporation under common control with the Company. Dividends paid to Scientific Technology Incorporated were applied to the Payable to Parent account.

ITEM 2 . MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
--------------------------------------------------------------------------
RESULTS OF OPERATIONS
----------------------

   The following section contains certain forward looking statements based on current expectations. The Company's actual results may differ materially from those anticipated in such forward-looking statements. Among the factors which could effect actual results are those listed under "Business Factors" below and those listed under "Management's Discussion and Analysis of Financial Conditions and Results of
Operations" in the Company's Annual Report on Form 10K for the year ended December 31, 1997.

                  Results of Operations

   Sales for the three months ended June 30, 1998 declined 2% to $11,344,000 from $11,577,000 in the second quarter of 1997. During the second quarter of 1998, the General Motors labor dispute and the Asia economic situation had an adverse effect on the Company's customers doing business in those sectors, which, in turn, negatively impacted the Company's sales during such period compared to the second quarter of 1997. Sales for the six months ended June 30, 1998 increased 4% over levels in the first six months of 1997, primarily due to an increase in units shipped, partially offset by an increase in distributor and OEM discounts.

   Cost of sales in the second quarter of 1998 increased 1% compared to the comparable 1997 period. This was primarily the result of a change in sales mix to products carrying a higher relative cost of sales. As a percent of sales, cost of sales rose to 50% compared to 49% in the second quarter of 1997. Year to date cost of sales increased 6% as compared to the comparable 1997 period. This was primarily the result of increased costs associated with the higher sales volume and, to a lesser extent, an increase in manufacturing overhead. As a percent of sales, cost of sales increased to 49% of sales in the first six months of 1998 compared to 48% in the same period in 1997.

   Selling, general and administrative expenses increased 10% to $2,992,000 in the second quarter of 1998 from $2,731,000 in 1997.
Selling, general and administrative expenses as a percent of sales increased to 26% in the second quarter of 1998 from 24% in the comparable 1997 quarter. This increase was primarily due to increased staffing expenses in marketing and selling, partially offset by a reduction in the Company's network of independent sales representatives. For the first six months of 1998, selling, general and administrative expenses increased 12% to $5,896,000 from the $5,249,000 recorded in the first half of 1997. This was primarily due to the increased sales revenue and the above mentioned staffing expenses.


   Research and development expenses in the three months ended June 30, 1998 increased 12% to $790,000 from $704,000 in the comparable period in 1997. Research and development expenses were 7% of sales for the three months ended June 30, 1998 compared to 6% for the comparable 1997 period. The quarterly increase was chiefly the result of higher expense levels associated with the Company's continuing commitment to product development. Research and development expenses for the six months ended June 30, 1998 decreased 7% to $1,425,000 from $1,532,000 in 1997were 7%
lower than the comparable period in 1997. This was primarily due to lower consulting and materials usage. Research and development expenses were 6% of sales for the six months ended June 30, 1998 compared to 7% for the same period in 1997. The Company anticipates that, consistent with STI's continuing commitment to new product development, research and development expenditures will increase.

   Interest and other income, net increased to $348,000 and to $468,000 for the three and six months ended June 30, 1998, respectively, compared to $152,000 and $263,000 for the same periods in the prior year. This was the result of a non-recurring gain associated with the settlement of a patent lawsuit in the second quarter of 1998.

   The Company's provision for income taxes was $849,000 and $
1,726,000 for the three and six months ended June 30, 1998 compared to $1,012,000 and $ 1,792,000 for 1997.

   In light of the significant growth of the Company's operations in recent years, the Company believes that period to period comparisons of its financial results should not be relied upon as an indication of future performance.

                  Liquidity and Capital Resources

   At June 30, 1998 the Company's working capital was $22,285,000, a 12% increase from the $19,832,000 reported at December 31, 1997. This was due to positive cash flows from operations resulting in increased short-term investments, lower accounts payable and accrued expenses, which offset increased payable to Parent and lower accounts receivable and inventories.

   During the second quarter of 1998, the Company expanded its line of credit with Bank of The West to $6,000,000, none of which had been utilized at June 30, 1998. The Company believes that cash from operations, together with its cash resources and available bank borrowings, should be adequate to fund its working capital requirements through at least the remainder of 1998. However, in the event that the Company expands its capital requirements, it may be required to raise capital in debt or equity financing. Such financing may be available on terms less favorable to the Company.

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

Variability of operating results
   The Company has experienced fluctuations in annual and quarterly operating results and anticipates that these fluctuations will continue. These fluctuations are caused by a number of factors, including the level and timing of customer orders, the mix of products sold, fluctuations in complementary third party products with which STI products are sold, the timing of operating expenditures and general economic conditions in the U.S. and abroad, particularly in Asia and Europe.

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

Rapid technological change and new product development
   The Company's future success will depend on its ability to enhance its current products, develop new products and respond to emerging industry standards, all on a timely and cost-effective basis. The introduction of new products also requires the Company to devote substantial resources in order to manage the transition from older products in order to minimize disruption of customer orders, avoid excessive levels of older product inventories and ensure that adequate supplies of new products can be delivered to meet customer demands.

Dependence on indirect distribution channel
   A majority of the Company's products are sold through third party distributors, system integrators and original equipment manufacturers. These resellers are not required to offer the Company's products exclusively and there can be no assurance that a reseller will continue to offer the Company's products.

International sales
   The Company's international sales may be disrupted by currency fluctuations or other international events beyond the Company's control, including political or regulatory changes and changes in general economic conditions.

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

Year 2000 Compliance
   The Company has completed upgrading its information systems to Year 2000 compliant versions, and therefore does not anticipate any internal Year 2000 issues from its own information systems. However, the Company could be adversely impacted by Year 2000 issues faced by major distributors, suppliers, customers, vendors and financial service organizations. Management has not yet completed an assessment of the impact that third parties that are not Year 2000 compliant may have on the operations of the Company.

                          PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS
        Not Applicable

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
   At the Annual Meeting of shareholders held on May 28, 1998, the shareholders reelected the following to the Board of Directors, Anthony
R. Lazzara: 9,501,804 shares for, Joseph J. Lazzara: 9,501,904 shares for, James A. Lazzara: 9,500,254 shares for, James A. Ashford: 9,500,408 shares for, Carl H. Frei: 9,500,758 shares for, and Bernard L. Ploshay:
9,500,578 shares for. The 1997 Stock Plan was approved by a vote of 8,717,027 shares for, 335,537 against and 6,256 shares abstaining. . The 1997 Employee Stock Purchase Plan was approved by a vote of 9,021,525 shares for, 31,279 against and 6,016 shares abstaining. The shareholders also approved the selection of Price Waterhouse as the Company's independent accountants by a vote of 9,502,470 shares for, 768 shares against and 5,298 shares abstaining.

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


Date:  August 13, 1998                                /s/Joseph J. Lazzara
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







Date:  August 13, 1998                                /s/ Richard O. Faria
       -----------------                     ----------------------------------
                                                     Richard O. Faria
                                                  Vice-President, Finance &
                                                      Administration
                                                (Principal Accounting Officer)