Form 10-Q
period 1998-09-30
SCIENTIFIC TECHNOLOGIES INC
filed 1998-11-17
CIK 708250

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended September 30, 1998

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


Common stock outstanding as of October 31, 1998 was 9,624,838 shares.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                      SCIENTIFIC TECHNOLOGIES INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEET
                     (In thousands, except per share data)

                                                  September 30, December 31,
                                                      1998         1997
                                                   -----------  -----------
                     Assets                        (unaudited)
Current assets:
    Cash and cash equivalents                         $4,520       $4,559
    Short-term investments                            10,191        4,973
    Accounts receivable, net                           6,312        7,474
    Inventories                                        4,844        5,113
    Deferred income taxes                              1,020        1,020
    Other assets                                         566          294
                                                   -----------  -----------
       Total current assets                           27,453       23,433
Property and equipment, net                            2,712        2,686
                                                   -----------  -----------
       Total assets                                  $30,165      $26,119
                                                   ===========  ===========

              Liabilities and Stockholders' Equity
Current liabilities:
    Trade accounts payable                            $1,651       $1,934
    Payable to Parent                                  2,392          --
    Accrued expenses                                   1,622        1,667
                                                   -----------  -----------
       Total current liabilities                       5,665        3,601
                                                   -----------  -----------

Commitments and contingencies

Stockholders' Equity
    Common stock                                          10           10
    Capital in excess of par value                     5,635        5,532
    Retained earnings                                 18,855       16,976
                                                   -----------  -----------
       Total stockholders' equity                     24,500       22,518
                                                   -----------  -----------
       Total liabilities and stockholders' equity    $30,165      $26,119
                                                   ===========  ===========

   The accompanying notes are an integral part of these financial statements.

                      SCIENTIFIC TECHNOLOGIES INCORPORATED
                    CONDENSED CONSOLIDATED STATEMENT OF INCOME
                      (In thousands, except per share data)
                                   (unaudited)

                                     Three Months Ended
                                        September 30,
                                    ---------------------
                                       1998       1997
                                    ---------- ----------
Sales                                 $10,161    $11,491
Cost of goods sold                      5,358      5,529
                                    ---------- ----------
  Gross profit                          4,803      5,962
                                    ---------- ----------
Operating expenses
  Selling, general and
    administrative                      2,992      2,844
  Research and development                739        757
                                    ---------- ----------
   Total operating expenses             3,731      3,601
                                    ---------- ----------
   Income from operations               1,072      2,361

Interest and other income, net            123        113
                                    ---------- ----------
   Income before income taxes           1,195      2,474

Provision for income taxes                454        940
                                    ---------- ----------
        Net income                     $  741     $1,534
                                    ========== ==========

 Basic net income per common share      $0.08      $0.16
                                    ========== ==========
 Shares used to compute basic
   net income per common share          9,648      9,607
                                    ========== ==========
 Diluted net income per common share    $0.08      $0.16
                                    ========== ==========
 Shares used to compute diluted
   net income per common share          9,830      9,743
                                    ========== ==========

  The accompanying notes are an integral part of these financial statements.

                      SCIENTIFIC TECHNOLOGIES INCORPORATED
                    CONDENSED CONSOLIDATED STATEMENT OF INCOME
                      (In thousands, except per share data)
                                   (unaudited)

                                     Nine Months Ended
                                         September 30,
                                    ---------------------
                                       1998       1997
                                    ---------- ----------
Sales                                 $32,618    $33,178
Cost of goods sold                     16,421     15,984
                                    ---------- ----------
  Gross profit                         16,197     17,194
                                    ---------- ----------
Operating expenses
  Selling, general and
    administrative                      8,887      8,094
  Research and development              2,164      2,288
                                    ---------- ----------
   Total operating expenses            11,051     10,382
                                    ---------- ----------
   Income from operations               5,146      6,812

Interest and other income, net            591        376
                                    ---------- ----------
   Income before income taxes           5,737      7,188

Provision for income taxes              2,180      2,731
                                    ---------- ----------
        Net income                     $3,557     $4,457
                                    ========== ==========

 Basic net income per common share      $0.37      $0.46
                                    ========== ==========
 Shares used to compute basic
   net income per common share          9,619      9,618
                                    ========== ==========
 Diluted net income per common share    $0.36      $0.45
                                    ========== ==========
 Shares used to compute diluted
   net income per common share          9,805      9,833
                                    ========== ==========

  The accompanying notes are an integral part of these financial statements.

                      SCIENTIFIC TECHNOLOGIES INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                               (In thousands)
                                 (unaudited)

                                                       Nine Months Ended
                                                          September 30,
                                                      -----------------------
                                                          1998        1997
                                                      ----------- -----------
Cash flows from operating activities
  Net income                                              $3,557      $4,457
  Adjustments to reconcile net income to cash
    provided by operating activities:
    Depreciation and amortization                            714         613

    Changes in assets and liabilities:
      Accounts receivable, net                             1,162        (682)
      Inventories                                            269        (621)
      Payable to Parent                                    2,392       1,651
      Trade accounts payable                                (283)       (733)
      Accrued expenses                                       (45)        343
      Other                                                 (336)        107
                                                      ----------- -----------
        Cash flows provided by operating activities        7,430       5,135
                                                      ----------- -----------

Cash flows from investing activities
  Investment in intangibles and fixed assets                (676)     (1,032)
  Sale (purchase) of short-term investments               (5,218)       (236)
                                                      ----------- -----------
        Cash flows used in investing activities           (5,894)     (1,268)
                                                      ----------- -----------

Cash flows from financing activities
   Dividends                                              (1,678)     (1,225)
   Issuance of common stock                                  103          71
                                                      ----------- -----------
        Cash flows used in financing activities           (1,575)     (1,154)
                                                      ----------- -----------
Change in cash and cash equivalents                          (39)      2,713

Cash and cash equivalents at beginning of period           4,559       2,371
                                                      ----------- -----------
Cash and cash equivalents at end of period                $4,520      $5,084
                                                      =========== ===========

Supplemental disclosure of cash flow information:
  Cash paid to the Parent for income taxes                $2,180      $2,731
                                                      =========== ===========

  The accompanying notes are an integral part of these financial statements.

                 SCIENTIFIC TECHNOLOGIES INCORPORATED
             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

   The consolidated financial statements as of September 30, 1998 and the three and nine months ended September 30, 1998 and 1997 are unaudited. In the opinion of management, they reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results of these periods but may not necessarily be indicative of the results to be expected for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been consolidated or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in Scientific Technologies Incorporated's Annual Report to Shareholders on Form 10-K for the year ended December 31, 1997.

   1. INVENTORIES
    Inventories consist of the following (in thousands):

                                            September 30,   December 31,
                                                 1998           1997
                                             ------------   ------------
         Finished goods                         $1,966           $1,496
         Work in process                           443              624
         Subassemblies                             508              613
         Raw materials                          $1,927            2,380
                                             ------------   ------------
                                                $4,844           $5,113
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

3. DIVIDEND PAID
   On August 6, 1998, the Company declared a cash dividend of $.045 per share on all outstanding shares of its common stock. This dividend was paid on September 1, 1998 to shareholders of record on August 19, 1998. A dividend of $.045 per share was paid on July 1, 1998 to shareholders of record on June 19, 1998. A dividend of $.045 per share was paid on April 1, 1998 to shareholders of record on March 20, 1998. Approximately 87% of the outstanding common stock of the Company is beneficially owned by Scientific Technology Incorporated, a California corporation under common control with the Company. Dividends paid to Scientific Technology Incorporated were applied to the Payable to Parent account.

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

 Results of Operations

        Sales for the three months ended September 30, 1998 declined 12% to $10,161,000 from $11,491,000 in the third quarter of 1997. During the third quarter of 1998, the General Motors labor dispute and the Asia economic situation continued to have an adverse effect on the Company's customers doing business in those sectors, which, in turn, negatively impacted the Company's sales during such period compared to the third quarter of 1997. Sales for the nine months ended September 30, 1998 declined 2% to $32,618,000 from the $33,178,000 recorded in the first nine months of 1997. The above mentioned labor dispute and economic situation, led to a reduction in units shipped in the first nine months of 1998, which was also the primary cause of the year to date sales decline.

        Cost of sales in the third quarter of 1998 declined 4% compared to the comparable 1997 period, as a result of the lower sales volume. As a percent of sales, cost of sales rose to 53% compared to 48% in the third quarter of 1997. This was caused by a change in sales mix to products carrying a higher relative cost of sales. Year to date cost of sales increased 3% as compared to the comparable 1997 period. As a percent of sales, cost of sales increased to 50% of sales in the first nine months of 1998 compared to 48% in the same period in 1997. This was primarily the result of increased costs associated with the change in sales mix, which was partially offset by the reduction in units shipped.

        Selling, general and administrative expenses increased 5% to $2,992,000 in the third quarter of 1998 from $2,844,000 in 1997.
Selling, general and administrative expenses as a percent of sales increased to 29% in the third quarter of 1998 from 25% in the comparable 1997 quarter. This increase resulted from increased staffing expenses in marketing and selling, which were partially offset by a reduction in the Company's printing and publicity expenses. As a result of the above-mentioned staffing expenses, which were partially offset by lower advertising, commission, publicity and printing expenses, selling, general and administrative expenses during the first nine months of 1998 increased 10% to $8,887,000 from the $8,094,000 recorded in the first nine months of 1997.

        Research and development expenses in the three months ended September 30, 1998 declined 2% to $739,000 from $757,000 in the comparable period in 1997. Research and development expenses as a percent of sales, remained constant at 7% for the three and nine months ended September 30, 1998 and the comparable 1997 periods. The quarterly decline in expenditures was chiefly the result of lower material and consulting expenses. Research and development expenses for the nine months ended September 30, 1998 decreased 5% to $2,164,000 from $2,288,000 in 1997.
Again, this was primarily due to lower consulting and materials usage. The Company anticipates that, consistent with STI's continuing commitment to new product development, research and development expenditures will increase in the fourth quarter of 1998 and on into 1999.

        Interest and other income, net increased to $123,000 and to $591,000 for the three and nine months ended September 30, 1998, respectively, compared to $113,000 and $376,000 for the same periods in the prior year. This was the result of a non-recurring gain associated with the settlement of a patent lawsuit in the second quarter of 1998.

        The Company's provision for income taxes was $454,000 and $2,180,000 for the three and nine months ended September 30, 1998 compared to $940,000 and $2,731,000 for 1997.

        In light of the significant growth of the Company's operations in recent years, the Company believes that period to period comparisons of its financial results should not be relied upon as an indication of future performance.

Liquidity and Capital Resources

        At September 30, 1998 the Company's working capital was $21,788,000, a 10% increase from the $19,832,000 reported at December 31, 1997. This was due to positive cash flows from operations resulting in increased short-term investments, lower accounts payable and accrued expenses, which offset increased payable to Parent and lower accounts receivable and inventories.

        During the second quarter of 1998, the Company expanded its line of credit with Bank of The West to $6,000,000, none of which had been utilized at September 30, 1998. The Company believes that cash from operations, together with its cash resources and available bank borrowings, should be adequate to fund its working capital requirements through at least the remainder of 1998. However, in the event that the Company expands its capital requirements, it may be required to raise capital in debt or equity financing. Such financing may be available on terms less favorable to the Company.

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

    Exhibit  3.3 - By-Laws are incorporated by reference to the
                   Registrant's Form 10-K for the year ended December 31, 1985, Exhibit 3.

    Exhibit  4.1 - 1997 Employee Stock Purchase Plan is incorporated by reference to the Registrant's Registration
                   Statement on Form S-8 dated October 2, 1998.

    Exhibit  4.2 - 1997 Stock Plan is incorporated by reference to the Registrant's Registration Statement on Form S-8 dated October 2, 1998.

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

    Exhibit 24.1 - Power of Attorney is incorporated by reference to the Registrant's Form 10-K  for the year ended
                   December 31, 1997, Exhibit 24.1.

    Exhibit 27.0 - Financial Data Schedule.

(b)  No Reports on Form 8-K were filed during the third quarter of 1998.

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


Date:  November 16, 1998                            /s/Joseph J. Lazzara
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







Date:  November 16, 1998                           /s/ Richard O. Faria
       -----------------                     ----------------------------------
                                                     Richard O. Faria
                                                  Vice-President, Finance &
                                                      Administration
                                                (Principal Accounting Officer)