Form 10-K405
period 1998-12-31
SCIENTIFIC TECHNOLOGIES INC
filed 1999-03-31
CIK 708250

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                  FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] Annual report  pursuant to section 13 or 15 (d) of the Securities Exchange
    Act of 1934
    For the fiscal year ended December 31, 1998

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

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The issuer's revenue for the most recent fiscal year was $43,465,000.




The aggregate market value of voting stock held by non-affiliates of the Registrant, based on the closing sales price of Common Stock on February 26, 1999 as reported by the NASDAQ Market System , was approximately $8,272,000. Such amount excludes shares held by registrant's current directors and officers and by each person who owns 5% or more of the outstanding Common Stock in that such persons may be deemed to be "affiliates" as that term is defined pursuant to the Rules and Regulations of the Securities Exchange Act of 1934. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant's Common Stock outstanding as of February 26, 1999 was 9,671,432 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy statement to be filed with the Securities and ExchangeCommission in connection with the Company's 1998 Annual Annual Meeting of Shareholders ("the Proxy Statement") are incorporated by reference in Part III of this Form 10K.

Item 1. BUSINESS

        Scientific Technologies Incorporated (the "Company" or "STI", designs, manufactures and distributes electrical and electronic industrial controls. The Company's products include safety light guards, profiling scanners, factory automation sensors, controls, components, microcomputers, fiber optics, power monitoring, safety mats, and other electronic equipment supplied to industrial automation, commercial and defense customers.

        Eighty-six percent (86%) of the Company's capital stock is currently held by Scientific Technology Inc., a California corporation (the "Parent").

Products

1. Safety Automation Products, Optical Sensors, Optical Vehicle
Profiling Scanners.

        STI designs, manufactures and markets a variety of safety light guards, photoelectric sensors, fiberoptic sensors, optical data links, and optical profiling scanners. STI employs patented technology under eleven registered trade names and also markets and distributes several products manufactured by others.

a. Safety Light Guards. The Company's leading product
group, which accounted for a significant majority of the
Company's sales in 1998, 1997 and 1996, is a family of
safety light guards, also called presence sensing devices
or safety light curtains, used to safeguard personnel in
manufacturing environments against injury caused by robots
and moving machinery. STI offers several product
variations, providing customers with a complete line of
optical guarding solutions.
        Safety light curtains are devices that emit a
"curtain" of harmless infrared light beams in front of the
hazard area. When any of the beams are blocked, the light
curtain sends a stop signal to the guarded machine. Light
curtains are extremely versatile and can guard areas that
are more than 100 feet wide. By the use of mirrors the
light beams can be diverted around corners to enclose a
machine. These light are available with different light
beam spacings, which makes them suitable for many
applications, including totally enclosing perimeter guards
for industrial robots, and as point of access guard for
certain types of presses.
        The Company manufactures and markets a miniaturized
light guard called the MiniSafe, designed for inclusion in
systems offered by original equipment manufacturers
("OEM's") and other small guarding needs where limited
space precludes using larger light curtains. The MiniSafe
4300 is available in four-inch increments ranging from
four inches to 64 inches in coverage height. The operating
distance, the distance between the transmitter and
receiver, is up to 30 feet.
_____________
Scientific Technology, Scientific Technologies, Datricon,
STI, The STI logo, OptoSwitch, OptoData, OptoSafe and
Fiberlens, are registered trademarks of Scientific
Technology Incorporated. Aegis, MiniSafe, FlexSafe,
MicroSafe, BeamSafe, FastScan, SpectraData, PartScan and
ValuScan are trademarks of Scientific Technologies
Incorporated, This Annual Report on Form 10-K also refers to trademarks and service marks of other companies and entities.

The MiniSafe MS4400 Series offers a longer-range product, up to 50 feet, in a larger, more robust package. The
MS4400 and MS4500 series include Individual Beam
Indicators, an STI-patented feature, which provides the customer with a visual indicator of the status of each individual beam in the sensing array. The Individual Beam Indicators assist in both the installation and operation of the MiniSafe.
        The FlexSafe is a segmented safety light curtain that offers greater flexibility and machine guarding for unusually shaped applications. Instead of a single head comprising the transmitter and a single head comprising the receiver, the FlexSafe is offered with two or more segments comprising each transmitter and receiver. The respective transmitter and receiver segments are connected with flexible cables to facilitate fitting to the machinery.
        The Company also offers the MicroSafe safety light curtain, which is more compact than the MiniSafe but has comparable features. Designed for use in locations in which space is limited, the small size of the MicroSafe allows it to be integrated with the support framing used on many automated industrial machines.
        The PA4400 and PA4500 Perimeter Access Systems are safety light curtains specifically designed for perimeter protection around the boundaries of large automated machining centers and robotic work cells.
        Introduced in 1997, the DuoSafe controller allows the customer to configure two independent safety light curtains to achieve common or discrete outputs. DuoSafe works with seven different versions of STI light curtains, and provides further application flexibility for customers when selecting their safeguarding solution.
        Selected models of the safety light curtain products are certified by independent laboratories to comply with safety and electrical standards; including those standards required in the European Union. Products which pass the stringent European safety certifications carry the CE test mark.

b. Mechanical Safety Interlocks and Safety Relays. The Company has had a relationship with EJA Engineering, Ltd.
(EJA), a manufacturer of Guardmaster mechanical safety interlocks based in the United Kingdom. Guardmaster safety interlock switches are utilized on hinged, sliding, or lift-off guards and barriers that are often installed with STI safety light curtains. When the guard is opened, the power supply to the machine is disconnected. Safety relays are electromechanical devices which often serve as a safety interface between the mechanical safety interlocks and the machine's control system. The function and design of Guardmaster interlocks are complementary to the STI range of safety products. Since 1993, STI has been the exclusive distributor of Guardmaster products in the United States and Canada, and an affiliate of EJA has been the distributor for the STI product line in the United Kingdom.
        In the first quarter 1999, EJA Engineering, Ltd. was acquired by Rockwell International. The current agreement between EJA and STI will terminate in September 1999. The companies are currently negotiating a new agreement, pursuant to which EJA/Rockwell will have the non-exclusive right to distribute the Guardmaster product worldwide and STI will have right to distribute the products on a private label basis under the STI brand. STI currently expects to sign the new agreement in the second quarter of 1999. However, there can be no assurance that the parties will enter into the new agreement on these terms or any other terms that are favorable to STI.

c. Safety Mats and Controllers. STI safety mats are designed for use in industrial environments where safety enhancements or zone detection is required. The mats are sensitive to foot or vehicular traffic. Safety mats are used with a mat controller, which is the interface between the safety mat and the control system of the guarded machine.
        During 1998, STI commenced limited deliveries of a new safety mat, the STI Universal Safety Mat ("UM
Series"). The UM Series is the first vinyl mat manufactured by STI and will be used to replace a previous safety mat, the OM Series, which was a product manufactured by other suppliers.
        In the first quarter of 999, the UM Series mat and a new safety mat controller were tested and certified by an independent test agency to a new international safety mat standard. Theses products carry the European CE test mark. The UM Series and the associated controller will be introduced to STI's sales channel during 1999.

d. Optical Profiling Scanners. In today's industrial environment, non-contact, on-the-move sensing is vital to control automated processes and improve industrial productivity. STI has developed a line of optical profiling scanner products, called ValuScan. These scanners provide non-contact sensing for a wide variety of customer applications.
        The ValuScan is a family of high speed,
microprocessor-based profiling scanners designed to provide an economical way to measure the physical size of various objects. The modular design of the ValuScan enables the user to select among various output and programming functions, including infrared beam spacings, size of the scanned area and single or multiple axes. Software is included for a variety of scanning applications. STI can customize the software for a customer's specific needs.
        ValuScan can, among other applications, verify part presence, measure products in both the X and Y axes, scan for package sorting applications, detect flaws caused by holes or tears in moving webs of material and control slack loops in rolled material.
        The Company also manufactures and sells the STI Vehicle Scanner series of high speed, profiling scanners utilized in automated highway toll collection systems.
These scanners are used for vehicle detection, separation and vehicle classification, providing imaging information to a host computer, which determines the appropriate toll to be charged in an automatic fare collection application.
        STI Vehicle Scanners have been selected or installed on a number of bridges and toll roads both in the United States and internationally. Locations include the Triborough and Verrazano Narrows bridges in New York, a number of bridges in the San Francisco Bay Area, including the Golden Gate Bridge and the Oakland-San Francisco Bay Bridge, and toll roads in Colorado, Florida, Maine, New Jersey and Kansas domestically, as well as locations in France, Belgium, Singapore and Brazil.

e. Photoelectric Sensors. STI also manufactures and/or markets a variety of photoelectric and fiberoptic sensors used for detecting the presence or absence of objects in a wide range of factory automation applications.
        Fiberoptic sensors utilize flexible glass or plastic fiberoptic cable to traverse the light beam from the solid state light source to the receiving electronics.
This cable is very small, and, can provide resistance against high temperatures, corrosive chemicals or repeated flexing. Fiberoptic sensors are often used in confined spaces and in environments in which standard photoelectric sensors typically would not survive.
        Typical uses and applications for
photoelectric and fiberoptic sensors include canning and bottling lines, conveyor warehousing, palletizing, printing, food processing, plastic molding, wood and forest products manufacturing, automotive manufacturing, material handling and a variety of other applications in an array of industries.
        STI product users include companies in the automotive, machine tool, metal forming, robotics, electronics, material handling, packaging, food processing, pulp and paper, forest products, personal care products, printing, chemical, defense and textile industries.
        To cover this diversified industrial market, these products are marketed primarily to end-users and original equipment manufacturers through more than 275 US distributors and sales representatives and 33 foreign distributors. Customers include end-users and original equipment manufacturers.

2. Control Components, Power Monitoring and Defense Electronics.

        The Company manufactures and markets a variety of sensors and relays for commercial and defense customers.
Such products include custom magnetic components, current sensors, RPM sensors, voltage sensors, current monitors, time delay relays, flashers, phase sequence relays and indicators, DC to DC converters, and isolation transformers.
        STI is qualified as a supplier of a variety of military-specified sensors and controls. Many of these products are selected for use on military and general aviation aircraft and ground support systems. Products are sold to original equipment manufacturers, government agencies and end users.
        STI markets and sells these products primarily through its direct sales force.

3. Industrial Control Microcomputers, Peripherals and Software.

        The Company also designs and produces modular, board-level, computer products under the Datricon label.
        This product line consists of a series of single printed circuit board microcomputers and related peripheral boards for industrial applications and use by original equipment manufacturers, and printed circuit pre-packaged systems. Most of the Datricon microcomputers are constructed on a single circuit board and are designed using a set of electrical and mechanical connections known as "STD-Bus". STD-Bus is one of several electronic bus structures used for microcomputers and peripherals in the industrial automation control marketplace.
        Datricon products can be used in a range of customer applications, including remote-controlled robots, process control equipment, measuring instrumentation, plastics manufacturing, lighting controls, semiconductor processing equipment, photographic processing and automatic test equipment. STI markets its Datricon products directly to end-users and original equipment manufacturers.

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

Sources and availability of components

        The Company maintains an inventory of components and parts for its manufacturing activities. There are many sources for most of the components needed; however STI purchases some products, components and sub-assemblies from sole sources, which may be the only available supplier or may enable the Company to obtain pricing or supply efficiencies. In the event of supply interruptions from these vendors, the Company believes it could obtain most sole source components from alternate suppliers, but this would require the Company to transfer tooling or designs or redesign its products to facilitate use of alternate source components. STI could incur delays by switching to an alternate source, which could have an adverse effect on the its business, financial condition and results of operations.
                The Company also derives revenue from the distribution of products from third party manufacturers, including pursuant to its relationship with EJA (See "Business - Products - Safety Automation Products. Optical Sensors, Optical Vehicle Profiling Scanners - Mechanical Safety Interlocks and Safety Relays"). In the event such arrangements are terminated or third party products otherwise become unavailable, the Company's results of operations could be adversely affected.

Research and development

        In order to meet the changing needs of its customers, the Company engages in research and development both to introduce new products and to improve existing products. In addition, the Company modifies products as necessary to meet original equipment manufacturers' requirements. At December 31, 1998, there were approximately 21 employees engaged in research and development activities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Business Factors - Rapid Technological Change and New Product Development."
        In 1998, 1997, and 1996, the Company spent $3,314,000,
$3,135,000 and $2,482,000, respectively, on engineering, research and development. In addition to new products such as DuoSafe and enhancements to existing products, the Company's research and development efforts are directed towards qualifying the Company's light curtains, scanners and sensors for sale in foreign countries and qualifying products the Company imports for sales in the U.S. The Company anticipates that its level of research and development expenditures may be higher in 1999.

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

Backlog

        Because many customers place large orders for delivery throughout the year and because of the possibility of customer changes and cancellation of orders, the Company's backlog as of any particular date may not be representative of the Company's sales for any succeeding fiscal period. At March 19, 1999, the Company's backlog was $5,135,000 compared to $1,654,000 at March 9, 1998. Of this total, $5,000 is scheduled at customer's request, to be filled during periods after 1999. This total includes a $3.5 million contract for vehicle scanner systems in New Jersey and Delaware.

Competition

        The industry in which the Company operates is competitive and subject to rapid technological change. Many of the Company's competitors are significantly larger and possess greater financial and other resources.
        Competitors of STI include, among others, Honeywell, Rockwell Automation, Eaton Corporation, Banner Engineering, Sick Optic-Electronic, Inc., Cutler Hammer, Danaher Controls, Data Instruments, Link Controls and Omron. Competitors of the control components power monitoring and defense product lines include several of the above-mentioned firms and also SCI Systems, Inc., Technitrol, Logitek, Hi-G and Xentek. Certain of the Company's suppliers (including Rockwell/EJA) also compete with the Company. The Datricon line's competitors include Mizar, Pro-Log, and Ziatech. In addition, the Company faces indirect competition from present and potential end users who from time to time evaluate the "make or buy" decision of whether to manufacture their own components or purchase them from outside sources.
        Competition is based primarily upon product quality, performance and price. The Company believes that it generally competes favorably with respect to these factors. To maintain its competitive position, the Company will continue to devote substantial resources to the development of new products and improvements to current products. See "Business - Research and Development."

Foreign operations

        The Company has no foreign manufacturing operations. STI Scientific Technologies GmbH, a wholly owned German subsidiary, was established in 1995 as the Company's European sales office. The Company's products are also sold in foreign countries by distributors and independent sales representatives. Foreign sales represented less than 10% of sales in each of 1998, 1997 and 1996.

Customers

        NCC Electronics, an independent distributor, represented 14% of sales in 1998, 18% of sales in 1997 and 19% of sales in 1996. No other customer represented more than 10% of sales in such periods. Aggregate sales to both government agencies and government contractors represented less than 5% of sales in 1998, 1997 and 1996.

Costs and effects of compliance with environmental laws

        Compliance with environmental protection laws or similar ordinances is not expected to have any material affect on the business of the Company.

Employees

        At December 31, 1998, the Company employed approximately 245 full time employees. Included in this total were the common manufacturing, support and administrative staff that the Company shares with the Parent and other subsidiaries of the Parent at the Dumbarton Circle facility, in Fremont, California.
        None of the employees are represented by unions, and there has never been a disruption of operations due to a labor dispute.
        Many of the Company's employees are skilled in technical and engineering disciplines and the future success of the Company will depend, in part, upon its ability to attract and retain such employees. The Company believes that its relations with its employees are good.

Item 2. PROPERTIES

        The Company owns no real estate. The Company's manufacturing operations, corporate headquarters, administrative, engineering and sales offices are located in a 95,000 square foot facility located at 6550 Dumbarton Circle, Fremont, California. The facility is owned by an affiliate of the Parent and the Company leases approximately 85,000 square feet, 89% of the total, for its use. The Company believes its current facilities will be adequate for the foreseeable future. See Note 7 of Notes to Consolidated Financial Statements for
information regarding           lease commitments.
        The Company maintains insurance policies for property, casualty, fire, business interruption, workers compensation, general liability and product liability. There can be no assurance that in the future, the Company will continue to be able to obtain such insurance on commercially and economically feasible terms. In the event the Company were to suffer a claim not covered by insurance or if insurance coverage is insufficient, such claim could have an adverse effect on the Company's operations or financial condition.

Item 3. LEGAL PROCEEDINGS.

        From time to time the Company can become involved in disputes which could lead to litigation.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                               PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

Market Information

     The Common Stock of the Company is traded on the Nasdaq
National Market under the symbol STIZ. The stock tables in most daily newspapers list the Common Stock of the Company under "SciTech".

Price of Common Stock
----------------------
1998              High      Low      1997              High      Low
--------------- --------- ---------  --------------- --------- ---------
1st Quarter      $ 16     $ 9-3/4    1st Quarter      $ 8-7/8  $ 7-1/8
2nd Quarter       12-1/2    8-1/4    2nd Quarter        9-3/4    7-1/4
3rd Quarter       10-5/8    6-1/4    3rd Quarter       13-7/8    8-3/4
4th Quarter        7-1/2    4-3/4    4th Quarter       13-3/4    9-7/16

The closing sales price of the Common Stock on February 26, 1999 was $6.25 per share.

Holders

     There were 782 stockholders of record on February 26, 1999.

Dividends

        In 1998, regular quarterly dividends of $.045 per share were paid on April 1, July 1, September 9, and December 2. In 1997, regular quarterly dividends of $.0425 per share were paid on April 1, July 1, September 9, and December 2. On March 3, 1999, the Company declared a regular quarterly dividend of $.0475 per share, payable on April 1, 1999 to shareholders of record on March 19,

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                      SCIENTIFIC TECHNOLOGIES INCORPORATED
                      SELECTED CONSOLIDATED FINANCIAL DATA
                     (In thousands, except per share data)

                                    For the Years Ended December 31,
                           ------------------------------------------------
                             1998      1997      1996      1995      1994
                           --------  --------  --------  --------  --------
Income statement data
---------------------------
Net sales                  $43,465   $44,859   $38,294   $36,006   $26,115
Income from operations       6,340     9,266     7,798    10,247     6,063
Net income                   4,422     6,070     5,168     6,336     3,698
Basic income per common
  share                      $0.46     $0.63     $0.54     $0.00     $0.38
Diluted income per common
  share                      $0.46     $0.62     $0.53     $0.00     $0.38

                                             December 31,
                           ------------------------------------------------
                             1997      1997      1996      1995      1994
                           --------  --------  --------  --------  --------
Balance sheet data
-------------------
Total assets               $29,821   $26,119   $21,713   $18,097   $12,284
Long-term obligations           --        --        --        14        58
Stockholders equity         25,458    22,518    17,871    14,336     9,249
Dividends declared per
  share                      $0.18     $0.17     $0.16     $0.13     $0.10



Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis below contains trend analysis and other forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include statements regarding anticipated future sales, margin and expense levels, future tax rates, future cash flow and working capital requirements and Year 2000 requirements. Actual results could differ materially from those projected in the forward looking statements as a result of the risk factors set forth under "Business Factors" and elsewhere in this report. The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto. All references to years are to fiscal years unless otherwise noted.


Results of Operations

Sales
Sales in 1998 declined 3% to $43.5 million from $44.9 million in 1997. Sales in 1997 grew 17% to $44.9 million from $38.3 million in 1996. During the latter half of 1998, the General Motors labor dispute and the Asia economic situation had an adverse impact on the Company's customers doing business in those sectors, which in turn negatively impacted the Company's sales in 1998. The most significant factor driving the growth in 1997 was an overall increase in units shipped, and strong customer acceptance of new products such as DuoSafe. Sales in 1998 and 1997 were positively affected by an improvement in the Company's overall sales discount rate. The Company believes that competitive conditions could have an impact on its distributor discount and future sales growth rates. The table below summarizes operating performance as a percent of sales for the most recent three years.

                                                 1998       1997       1996
                                              ---------- ---------- ----------
Sales                                               100%       100%       100%
                                              ---------- ---------- ----------
Gross margin                                         51%        52%        51%
                                              ---------- ---------- ----------
Operating expenses
  Selling, general and administrative                29%        24%        24%
  Research and development                            8%         7%         6%
                                              ---------- ---------- ----------
   Total operating expenses                          37%        31%        30%
                                              ---------- ---------- ----------
Income from operations                               14%        21%        21%
Interest income, net                                  2%         1%         1%
                                              ---------- ---------- ----------
Income before income taxes                           16%        22%        22%
Provision for income taxes                            6%         8%         8%
                                              ---------- ---------- ----------
Net income                                           10%        14%        14%
                                              ========== ========== ==========


Gross profit
1998 = $22.0 million
1997 = $23.3 million
1996 = $19.6 million
Decrease in 1998 = (6%)
Increase in 1997 = 19%

STI's gross margin was 51% of sales in 1998, 52% in 1997 and 51% in 1996. The decline in gross profit and gross margin in 1998 compared to 1997 was attributable to a product mix change consisting of increased sales of lower margin products as a percentage of total sales. Gross margin in 1998 was also impacted by higher sales of products manufactured by other companies and distributed by STI, which generally have lower gross margins. The increase in gross profit in 1997 compared to 1996 was due primarily to continued improvements in manufacturing techniques and processes and economies of scale associated with higher volume, resulting in decreased cost per unit.

Selling, general and administrative expenses
1998 = $12.4 million
1997 = $10.9 million
1996 = $9.4 million
Increase in 1998 = 14%
Increase in 1997 = 16%

During 1998 selling, general and administrative expenses increased to 29% of sales compared to 24% in 1997 and 1996. Total expenditures increased 14%, compared to 1997, which increased 16% over 1996. For 1997 and 1996, selling, general and administrative expenses as a percent of sales remained constant at 24%. During 1998, the Company continued to expand its sales force and began distributing a product data book completed in 1997. During 1997, the Company continued to expand its advertising and promotional activities, completed an extensive revision to its product data book and expanded its sales staff. Economies of scale allowed it to keep the growth rate of selling, general and administrative expenses below the sales growth rate during 1997. The Company anticipates that selling, general and administrative expenses will increase in the future but may fluctuate as a percent of sales.

Research and development expenses
1998 = $3.3 million
1997 = $3.1 million
1996 = $2.5 million
Increase in 1998 = 6%
Increase in 1997 = 26%

Product creation, development and enhancement have always been and continue to be an important factor in STI's long-term success. Investments in this area enable the Company to serve the factory automation market with increasingly sophisticated sensors and manufacturing control products. In 1998 and 1997, STI introduced a number of product advancements that have helped the Company to maintain its position in a highly competitive marketplace. The Company anticipates that the level of research and development expenses will increase in the future, although such expenses may fluctuate as a percentage of sales. To date, all product development costs have been expensed as incurred.

Income Tax
The Company's effective income tax rate was 38% in 1998, 1997 and 1996. The Company expects that its effective tax rate for 1999 will be reasonably consistent with 1998 as the Company will continue to earn research and development tax credits through June 1998, in addition to the mix of foreign and domestic income. See Notes 1 and 5 of Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

STI's working capital needs have been met through funds generated from operating activities. During 1998, operating funds were provided by net income adjusted for depreciation, increases in accounts payable and accrued expenses, the issuance of common stock and the reduction in accounts receivable. These operating funds were used to finance increased other assets, to purchase short-term investments and fixed assets and to pay dividends. Working capital amounted to $22.9 million at December 31, 1998. The bank line of credit with Bank of the West, consisting of a one year revolving line and term loan commitment was increased to $6.1 million in 1998 and extended to May 31, 1999. Secured by qualified receivables, fixed assets and inventories, borrowing under this credit line bears interest at the bank's prime rate. At December 31, 1998, none of the revolving line of credit had been utilized. The Company has the option to convert up to $1,000,000 of the credit line into a five-year term note. See Note 4 of Notes to Consolidated Financial Statements.

The Company made certain capital expenditures during 1998, primarily for production, quality assurance, research and development equipment, information systems and software. Consistent with its customary operations and plans for growth, the Company plans to make certain capital expenditures during 1999, primarily for production, quality assurance and research and development equipment. While the Company had no formal commitments at December 31, 1998, it is anticipated that capital expenditures in 1999 will be approximately $1,500,000.

STI believes that its cash flow from operations and available bank borrowings will be sufficient to meet anticipated working capital requirements through at least 1999. While the Company continues to evaluate its financing alternatives from time to time, it has no current plans to raise additional outside capital.

Relationship with Parent
The Parent manages cash for the Company. Cash collected by the Parent on the Company's behalf is reflected as a decrease to the Payable to Parent account or as an increase to the Receivable from Parent account. Cash transfers, management service and interest charges from the Parent to the Company, charges for income taxes and the Parent's share of dividends are reflected as increases to the payable account or as decreases to the receivable account. The Parent files consolidated returns, including the accounts of the Company, for federal and state income taxes. See Note 2 of Notes to Consolidated Financial Statements.

Year 2000
The Company's products are not affected by dates. The Company has established a committee to address Year 2000 issues associated with the Company's (1) business application systems, (2) embedded systems, including equipment that operates the Company's telecommunications and facilities, (3) vendor and supplier relationships and (4) contingency planning. The Company has completed upgrading its information systems to Year 2000 compliant versions, and therefore does not anticipate any internal Year 2000 issues from its own information systems. The Company did not incur and does not expect to incur material costs associated with Year 2000 compliance. The Company is still in the process of investigating the Year 2000-compliance status of its major distributors, suppliers, customers, vendors and financial service organizations. Preliminary assessments from certain major suppliers indicate that they are Year 2000 compliant and do not anticipate any major impact. Management has not yet completed an assessment of the impact that the remaining third parties that may not be Year 2000 compliant may have on the operations of the Company. The Company expects to have its assessment completed and contingency plans in place by the end of the third quarter of 1999.

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

Variability of operating results
The Company has experienced fluctuations in annual and quarterly operating results and anticipates that these fluctuations will continue. These fluctuations are caused by a number of factors, including the level and timing of customer orders, fluctuations in complementary third party products with which STI products are sold, the mix of products sold and the timing of operating expenditures. Although STI conducts only a small amount of business with Asian companies, a number of our original equipment manufacturer (OEM) customers, primarily in the semiconductor equipment market, were adversely affected by the Asian situation.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

 (a) The following documents are filed as a part of this Report:

  (1) Financial Statements

        Consolidated Balance Sheet - December 31, 1998 and 1997

        Consolidated Statement of Operations - Years ended December 31, 1998,
           1997 and 1996

        Consolidated Statement of Cash Flows - Years ended December 31, 1998,
          1997 and 1996

        Consolidated Statement of Changes in Stockholders' Equity - Years ended December 31, 1998, 1997 and 1996

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

                      SCIENTIFIC TECHNOLOGIES INCORPORATED
                           CONSOLIDATED BALANCE SHEET
                     (In thousands, except per share data)

                                                          December 31,
                                                      --------------------
                                                        1998       1997
                                                      ---------  ---------
                            ASSETS
Current assets:
    Cash and cash equivalents                           $2,577     $4,559
    Short-term investments                              10,798      4,973
    Accounts receivable, net                             6,612      7,474
    Inventories                                          5,812      5,113
    Deferred income taxes                                1,132      1,020
Other assets                                               345        294
                                                      ---------  ---------
          Total current assets                          27,276     23,433

Property and equipment, net                              2,545      2,686
                                                      ---------  ---------
          Total assets                                 $29,821    $26,119
                                                      =========  =========

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Trade accounts payable                              $2,391     $1,934
    Accrued expenses                                     1,972      1,667
                                                      ---------  ---------
          Total current liabilities                      4,363      3,601
                                                      ---------  ---------
Commitments and contingencies (Notes 4 and 7)

Stockholders' Equity
    Voting Preferred stock; shares authorized -
       10,000; shares issued and outstanding -
       none; $.10 par value                                --         --
    Non-voting Preferred stock; shares authorized -
       10,000; shares issued and outstanding -
       none; $.10 par value                                --         --
    Common stock; shares authorized - 100,000;
       shares issued and outstanding - 9,671 and
       9,635, respectively; $.001 par value                 10         10
    Capital in excess of par value                       5,787      5,532
    Retained earnings                                   19,661     16,976
                                                      ---------  ---------
          Total stockholders' equity                    25,458     22,518
                                                      ---------  ---------
          Total liabilities and stockholders' equity   $29,821    $26,119
                                                      =========  =========

   The accompanying notes are an integral part of these financial statements.

                      SCIENTIFIC TECHNOLOGIES INCORPORATED
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (In thousands, except per share data)

                                              For the Years Ended December 31,
                                              --------------------------------
                                                 1998       1997       1996
                                              ---------- ---------- ----------
Sales                                           $43,465    $44,859    $38,294
Cost of goods sold                               21,444     21,510     18,661
                                              ---------- ---------- ----------
  Gross profit                                   22,021     23,349     19,633
Operating expenses
  Selling, general and administrative            12,367     10,948      9,353
  Research and development                        3,314      3,135      2,482
                                              ---------- ---------- ----------
   Total operating expenses                      15,681     14,083     11,835
                                              ---------- ---------- ----------

   Income from operations                         6,340      9,266      7,798

Interest income, net                                794        524        537
                                              ---------- ---------- ----------

   Income before income taxes                     7,134      9,790      8,335
Provision for income taxes                        2,712      3,720      3,167
                                              ---------- ---------- ----------

        Net income                               $4,422     $6,070     $5,168
                                              ========== ========== ==========

   Basic net income per common share              $0.46      $0.63      $0.54
                                              ========== ========== ==========
   Shares used to compure basic
     net income per common share                  9,650      9,615      9,606
                                              ========== ========== ==========

   Diluted net income per common share            $0.46      $0.62      $0.53
                                              ========== ========== ==========
   Shares used to compure diluted
     net income per common share                  9,721      9,777      9,733
                                              ========== ========== ==========

  The accompanying notes are an integral part of these financial statements.

                      SCIENTIFIC TECHNOLOGIES INCORPORATED
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (In thousands)

                                            For the Years Ended December 31,
                                            --------------------------------
                                               1998       1997       1996
                                            ---------- ---------- ----------
Cash flows from operating activities:
  Net income                                   $4,422     $6,070     $5,168
  Adjustments to reconcile net income to
    cash provided by (used in)
     operating activities:
    Depreciation and amortization                 921        833        649
    Changes in assets and liabilities:
       Accounts receivable, net                   862       (782)    (1,439)
       Inventories                               (699)    (1,047)      (579)
       Trade accounts payable                    (163)      (451)       167
       Accrued expenses                           457        210        (22)
       Other                                      305       (196)      (523)
                                            ---------- ---------- ----------
  Cash flows provided by operating
   activities                                   6,105      4,637      3,421
                                            ---------- ---------- ----------
Cash flows from investing activities:
       Purchases of property  and
        equipment                                (780)    (1,042)    (1,228)
       Sale (purchase) of short-term
        investments, net                       (5,825)        16     (1,602)
                                            ---------- ---------- ----------
  Cash flows used in investing activities      (6,605)    (1,026)    (2,830)
                                            ---------- ---------- ----------

Cash flows from financing activities:
   Payments on debt                               --         --         (64)
   Issuance (repurchase) of common stock          255        213        (96)
   Dividends                                   (1,737)    (1,636)    (1,537)
                                            ---------- ---------- ----------
  Cash flows used in financing activities      (1,482)    (1,423)    (1,697)
                                            ---------- ---------- ----------
Change in cash and cash equivalents            (1,982)     2,188     (1,106)
Cash and cash equivalents at beginning
 of year                                        4,559      2,371      3,477
                                            ---------- ---------- ----------
Cash and cash equivalents at end of year       $2,577     $4,559     $2,371
                                            ========== ========== ==========

Supplemental disclosure of cash flow
 information:
            Cash paid to Parent for
             income taxes                      $2,712     $3,720     $3,167
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

                                         Common Stock
                               ----------------------------
                                                   Capital
                                                  in excess
                                           Par     of par   Retained
                                Shares    Value     Value   Earnings   Total
                               --------- -------- --------- -------- ---------
Balances December 31, 1995        9,607      $10    $5,415   $8,911   $14,336
   Repurchase of common stock        (5)     --        (96)      --       (96)
   Net income for the year           --      --          --   5,168     5,168
   Dividends paid                    --      --          --  (1,537)   (1,537)
                               --------- -------- --------- -------- ---------
Balances December 31, 1996        9,602       10     5,319   12,542    17,871
   Issuance of common stock          33      --        213       --       213
   Net income for the year           --      --          --   6,070     6,070
   Dividends paid                    --      --          --  (1,636)   (1,636)
                               --------- -------- --------- -------- ---------
Balances December 31, 1997        9,635      $10    $5,532  $16,976   $22,518
   Issuance of common stock          36      --        255       --       255
   Net income for the year           --      --          --   4,422     4,422
   Dividends paid                    --      --          --  (1,737)   (1,737)
                               --------- -------- --------- -------- ---------
Balances December 31, 1998        9,671      $10    $5,787  $19,661   $25,458
                               ========= ======== ========= ======== =========

   The accompanying notes are an integral part of these financial statements.

Scientific Technologies Incorporated
Notes to Consolidated Financial Statements

NOTE 1-OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

Description of Operations
Scientific Technologies Incorporated (the "Company") develops, manufactures and markets safety light curtains, industrial sensors, optical profilers, microcomputers and power monitoring devices for factory automation applications. A majority of the Company's outstanding common stock is held by Scientific Technology Incorporated (the
"Parent").

The Company operates in one business segment - the development, manufacture and marketing of electronic and infrared safety light curtains, sensors and scanning products. Sales to foreign customers represented less than 10% of total sales in 1998, 1997 and 1996. One customer, a distributor, accounted for 14% of total sales in 1998, 18% of sales in 1997 and 19% of total sales in 1996.

The Company operates principally in the United States. The Company's operations in Germany are insignificant to the Company as a whole.

Management Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.

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

Stock Based Compensation Plans
The Company accounts for its employee stock option plans and employee stock purchase plan in accordance with provisions of the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), but has made the disclosures required under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123") in these notes to financial statements.

Comprehensive Income
For both 1998, 1997 and 1996, there is no difference between net income and comprehensive income.

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

NOTE 2 - RELATED PARTY TRANSACTIONS

The Parent provides certain management, marketing and sales services to the Company. The costs are allocated to the Company based on the percentage of the Company's sales to total sales of the Parent and its subsidiaries. The amounts allocated to the Company for 1998, 1997 and 1996 were $908, 000, $824,000 and $949,000, respectively.

The Company leases approximately 85,000 square feet in a 95,000 square foot facility owned by an affiliate of the Parent. The lease term is for ten years. Overhead costs are allocated primarily on the basis of square footage utilized.

Additionally, the Parent manages the Company's cash. The Company utilizes a payable to Parent account to record activity including cash received, cash disbursed and amounts owed to the Parent for allocated charges and dividends. The net effect of transactions with the Parent resulted in a zero balance at December 31, 1998, 1997 and 1996. The Company charges interest on the receivable from the Parent and pays interest on payables to Parent at the Company's average interest rate on bank borrowings. Interest expense amounted to $20,000 in 1998, $34,000 in 1997 and $42,000 in 1996

NOTE 3 - PRODUCT LINE ACQUISITION
In January 1997, the Company reached an agreement with the Parent to acquire the distribution rights to certain level and flow control products manufactured by outside sources. As compensation for this agreement, the Company pays a royalty on sales of the product to the Parent for a number of years. The acquisition had an immaterial impact on revenues, gross margin and net income for the years ended December 31, 1998 and 1997.

NOTE 4-BALANCE SHEET DATA

                                                      December 31,
                                               ----------------------
                                                  1998        1997
                                               ----------  ----------
  ACCOUNTS RECEIVABLE:
   Trade accounts receivable                      $7,001      $7,612
   Less: Allowance for doubtful accounts
            and sales returns                       (389)       (138)
                                               ----------  ----------
   Accounts receivable, net                       $6,612      $7,474
                                               ==========  ==========

  INVENTORIES:
   Finished goods                                 $2,421      $1,496
   Work in process                                   482         624
   Subassemblies                                     541         613
   Raw materials                                   2,368       2,380
                                               ----------  ----------
                                                  $5,812      $5,113
                                               ==========  ==========

  PROPERTY AND EQUIPMENT:
   Equipment                                      $5,106      $4,445
   Furniture and fixtures                           1030         907
   Leasehold improvements                             53          21
                                               ----------  ----------
                                                   6,189       5,373
   Less: accumulated depreciation                 (3,644)     (2,687)
                                               ----------  ----------
                                                  $2,545      $2,686
                                               ==========  ==========
  ACCRUED EXPENSES:
   Accrued compensation and benefits                $937        $944
   Accrued commissions                               230         247
   Warranty reserve                                  298         262
   Other                                             507         214
                                               ----------  ----------
                                                  $1,972      $1,667
                                               ==========  ==========
Debt:

The Company has a $6,100,000 line of credit with a bank, of which no amount was outstanding at December 31, 1998 and December 31, 1997. The line, which is subject to certain financial statement covenants, bears interest at the bank's prime rate (7.75% at December 31, 1998), is secured by accounts receivable, inventories and fixed assets, and expires on May 31, 1999.

NOTE 5 - INCOME TAXES

The provision for income taxes was as follows:

                                           Year Ended December 31,
                                   ----------------------------------
                                      1998        1997        1996
                                   ----------  ----------  ----------
                                             (In thousands)
  Current tax expense:
   Federal                            $2,224      $3,142      $2,691
   State, net of federal benefit         600         758         876
                                   ----------  ----------  ----------
   Sub total                           2,824       3,900       3,567
   Deferred tax benefit                 (112)       (180)       (400)
                                   ----------  ----------  ----------
   Total                              $2,712      $3,720      $3,167
                                   ==========  ==========  ==========

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. At December 31, 1998 and 1997, the Company's deferred tax assets of $1,132,000 and $1,020,000, respectively, were comprised primarily of the following items: $507,000 and $417,000, respectively, of inventory reserves and $625,000 and $603,000, respectively, of other accruals and reserves not currently deductible.

The provision for income taxes differs from the amount of tax determined by applying the applicable U.S. statutory income tax rate to pretax income as a result of the following differences:

                                           Year Ended December 31,
                                   ----------------------------------
                                      1998        1997        1996
                                   ----------  ----------  ----------
Percentage of pretax income:
   Statutory U.S. tax rate                34%         34%         34%
   State income taxes, net of
     federal benefit                       6%          6%          6%
   Research and development
     and other credits                    -2%         -2%         -2%
                                   ----------  ----------  ----------
Effective tax rate                        38%         38%         38%
                                   ==========  ==========  ==========

NOTE 6 - INCOME PER SHARE

A reconciliation of the numerators and denominators of the basic and diluted income per common share computations is provided below.

                                                       In Thousands      Per
                                               ----------------------   Share
                                                 Income      Shares     Amunt
                                               ----------  ---------- ----------
    1998
    Earnings per share of common stock            $4,422       9,650      $0.46
    Effect of dilutive securities
         Stock options                              --            71       --
                                               ----------  ---------- ----------
    Earnings per share of common stock-
      assuming dilution                           $4,422       9,721      $0.46
                                               ==========  ========== ==========
    1997
    Earnings per share of common stock            $6,070       9,615      $0.63
    Effect of dilutive securities
         Stock options                              --           162      $0.01
                                               ----------  ---------- ----------
    Earnings per share of common stock-
      assuming dilution                           $6,070       9,777      $0.62
                                               ==========  ========== ==========
    1996
    Earnings per share of common stock            $5,168       9,606      $0.54
    Effect of dilutive securities
         Stock options                              --           127      $0.01
                                               ----------  ---------- ----------
    Earnings per share of common stock-
      assuming dilution                           $5,168       9,733      $0.53
                                               ==========  ========== ==========



NOTE 7 - DIVIDENDS

On March 3, 1999, the Company declared a regular quarterly dividend of $.0475 per share on all of its common shares, payable on April 1, 1999 to shareholders of record on March 21, 1999. During 1998, the Company paid quarterly dividends of $.045 per share. During 1997, the Company paid quarterly dividends of $.0425 per share. During 1996, the Company paid regular quarterly dividends of $.04 per share.

NOTE 8 - COMMITMENTS

The Company leases certain office and manufacturing space and other equipment under noncancellable operating leases. At December 31, 1998, future minimum payments under these leases due in the years 1999 through 2005 were approximately $690,000 per year.

Rent expense under operating lease agreements was approximately $685,000 in 1998 and $630,000 in both 1997 and 1996, respectively.

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Shareholders of Scientific Technologies Incorporated

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of cash flows and of changes in stockholders' equity present fairly, in all material respects, the financial position of Scientific Technologies Incorporated (a subsidiary of Scientific Technology Incorporated) and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





PricewaterhouseCoopers LLP
San Jose, California
March 3, 1999

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.


                               PART III

Certain information required by Part III is omitted from this Report in that the registrant will file a definitive Proxy Statement for its 1999 Annual Meeting of Stockholders pursuant to Regulation 14A (the "Proxy Statement") no later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item concerning the Company's directors and the Company's executive officers is incorporated by reference to the sections entitled "Nominees" and "Management", respectively, appearing in the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the sections entitled "Executive Compensation" and "Report of the Compensation Committee" appearing in the Proxy Statement for its 1999 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference to the sections entitled "Security Ownership of Certain Beneficial Owners and Management" appearing in the Proxy Statement for its 1999 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the sections entitled "Certain Relationships and Related
Transactions" appearing in the Proxy Statement for its 1999 Annual Meeting of Stockholders.

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

     Exhibit 10.3 - Amendment dated May 31, 1998 to Bank Agreement dated
                    November 29, 1994 with Bank of The West.

     Exhibit 10.4 - Lease agreement dated November 21, 1995 for 1,835 square feet of space in Menlo Park California is incorporated by reference to the Registrant's Form 10-KSB for the year ended December 31, 1995, Exhibit 10.4.

     Exhibit 21.1 - Subsidiaries of the Registrant.

     Exhibit 23.1 - Consent of PricewaterhouseCoopers LLP, Independent
                    Accountants.

     Exhibit 24.1 - Power of Attorney

     Exhibit 27.1 - Financial Data Schedule.

     All other exhibits for which provision is made in Regulation S-K of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(b)  No Reports on Form 8-K were filed during the last quarter of 1998.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 SCIENTIFIC TECHNOLOGIES INCORPORATED

Dated: March 24, 1999            By /s/ Anthony R. Lazzara
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

        Signature                         Title                      Date
-------------------------  -----------------------------------  ---------------
/s/ Anthony R. Lazzara     Chairman of the Board and            March 24, 1999
------------------------     Director                           ---------------
Anthony R. Lazzara

/s/ Joseph J. Lazzara      President, Chief Executive Officer,  March 24, 1999
------------------------     Treasurer, Director (Principal     ---------------
Joseph J. Lazzara          Executive and Financial Officer)

/s/ James A. Lazzara       Vice President, Secretary and        March 24, 1999
------------------------     Director                           ---------------
James A. Lazzara

/s/ James A. Ashford       Vice President and Director          March 24, 1999
------------------------                                        ---------------
James A. Ashford

/s/ Carl H. Frei           Director                             March 24, 1999
------------------------                                        ---------------
Carl H. Frei

/s/ Bernard J. Ploshay     Director                             March 24, 1999
------------------------                                        ---------------
Bernard J. Ploshay

/s/ Richard O. Faria       Vice President, Finance and          March 24, 1999
------------------------   Administration (Principal Accounting ---------------
Richard O. Faria           Officer)

                     SCIENTIFIC TECHNOLOGIES INCORPORATED

                                   EXHIBITS

                                      TO


                          ANNUAL REPORT ON FORM 10-K
                         YEAR ENDED DECEMBER 31, 1998


                         EXHIBITS - TABLE OF CONTENTS

Exhibit 10.3 - Amendment dated May 31, 1998 to Bank Agreement dated November 29, 1994

Exhibit 21.1 - Subsidiaries of the Registrant

Exhibit 23.1 - Consent of Independent Accountants

Exhibit 24.1 - Power of Attorney (included above)

Exhibit 27.1 - Financial Data Schedule