Form 10-Q
period 1999-03-31
SCIENTIFIC TECHNOLOGIES INC
filed 1999-05-14
CIK 708250

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 1999

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


Common stock outstanding as of April 30, 1999 was 9,671,432 shares.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                      SCIENTIFIC TECHNOLOGIES INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEET
                     (In thousands, except per share data)

                                                   March 31,  December 31,
                                                      1999         1998
                                                   -----------  -----------
                     Assets                        (unaudited)
Current assets:
    Cash and cash equivalents                         $3,532       $2,577
    Short-term investments                             9,953       10,798
    Accounts receivable, net                           7,722        6,612
    Inventories                                        5,160        5,812
    Deferred income taxes                              1,132        1,132
    Other assets                                         855          345
                                                   -----------  -----------
       Total current assets                           28,354       27,276
Property and equipment, net                            2,608        2,545
                                                   -----------  -----------
       Total assets                                  $30,962      $29,821
                                                   ===========  ===========

              Liabilities and Stockholders' Equity
Current liabilities:
    Trade accounts payable                            $2,021       $2,391
    Payable to Parent                                    268          --
    Accrued expenses                                   2,191        1,972
                                                   -----------  -----------
       Total current liabilities                       4,480        4,363
                                                   -----------  -----------

Stockholders' Equity
    Common stock                                          10           10
    Capital in excess of par value                     5,787        5,787
    Retained earnings                                 20,685       19,661
                                                   -----------  -----------
       Total stockholders' equity                     26,482       25,458
                                                   -----------  -----------
       Total liabilities and stockholders' equity    $30,962      $29,821
                                                   ===========  ===========

   The accompanying notes are an integral part of these financial statements.

                      SCIENTIFIC TECHNOLOGIES INCORPORATED
                    CONDENSED CONSOLIDATED STATEMENT OF INCOME
                      (In thousands, except per share data)
                                   (unaudited)

                                     Three Months Ended
                                          March 31,
                                    ---------------------
                                       1999       1998
                                    ---------- ----------
Sales                                 $11,560    $11,113
Cost of goods sold                      5,809      5,386
                                    ---------- ----------
  Gross profit                          5,751      5,727
                                    ---------- ----------
Operating expenses
  Selling, general and
    administrative                      3,057      2,904
  Research and development              1,171        635
                                    ---------- ----------
   Total operating expenses             4,228      3,539
                                    ---------- ----------
   Income from operations               1,523      2,188

Interest and other income, net            129        120
                                    ---------- ----------
   Income before income taxes           1,652      2,308

Provision for income taxes                628        877
                                    ---------- ----------
        Net income                     $1,024     $1,431
                                    ========== ==========

 Basic net income per common share      $0.11      $0.15
                                    ========== ==========
 Shares used to compute basic
   net income per common share          9,670      9,639
                                    ========== ==========
 Diluted net income per common share    $0.11      $0.15
                                    ========== ==========
 Shares used to compute diluted
   net income per common share          9,690      9,835
                                    ========== ==========

  The accompanying notes are an integral part of these financial statements.

                      SCIENTIFIC TECHNOLOGIES INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                               (In thousands)
                                 (unaudited)

                                                         Three Months Ended
                                                             March 31,
                                                      -----------------------
                                                          1999        1998
                                                      ----------- -----------
Cash flows from operating activities
  Net income                                              $1,024      $1,432
  Adjustments to reconcile net income to cash
    provided by operating activities:
    Depreciation and amortization                            242         232

    Changes in assets and liabilities:
      Accounts receivable, net                            (1,110)        243
      Inventories                                            652        (156)
      Payable to Parent                                      268         216
      Trade accounts payable                                (370)       (200)
      Accrued expenses                                       219         111
      Other                                                 (510)       (113)
                                                      ----------- -----------
        Cash flows provided by operating activities          415       1,765
                                                      ----------- -----------

Cash flows from investing activities
  Investment in intangibles and fixed assets                (305)       (291)
  Sale (purchase) of short-term investments                  845      (1,953)
                                                      ----------- -----------
        Cash flows used in investing activities              540      (2,244)
                                                      ----------- -----------

Cash flows from financing activities
   Issuance of common stock                                   --          23
                                                      ----------- -----------
        Cash flows used in financing activities               --          23
                                                      ----------- -----------
Change in cash and cash equivalents                          955        (456)

Cash and cash equivalents at beginning of period           2,577       4,559
                                                      ----------- -----------
Cash and cash equivalents at end of period                $3,532      $4,103
                                                      =========== ===========

Supplemental disclosure of cash flow information:
  Cash paid to the Parent for income taxes                  $628        $877
                                                      =========== ===========

  The accompanying notes are an integral part of these financial statements.

                 SCIENTIFIC TECHNOLOGIES INCORPORATED
             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

          The consolidated financial statements as of March 31, 1999 and the three months ended March 31, 1999 and 1998 are unaudited. In the opinion of management, they reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results of these periods but may not necessarily be indicative of the results to be expected for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been consolidated or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. We suggest that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in Scientific Technologies Incorporated's Annual Report to Shareholders on Form 10-K for the year ended December 31, 1998.

   1. INVENTORIES
    Inventories consist of the following (in thousands):

                                               March 31,    December 31,
                                                 1999           1998
                                             ------------   ------------
         Finished goods                         $1,703           $2,421
         Work in process                           769              482
         Subassemblies                             595              541
         Raw materials                          $2,093            2,368
                                             ------------   ------------
                                                $5,160           $5,812
                                             ============   ============

2. NET INCOME PER SHARE
A reconciliation of the numerators and denominators of the basic and diluted income per common share computations is provided below.

                                           (In Thousands)       (Per Share)
1999                                    Income        Shares       Amount
--------------------------------------------------------------------------
Basic earnings per share calculation    $1,024         9,670        $0.11
Effect of dilutive securities
          Stock options                    -              20           -
                                         -----         -----         ----
Diluted earnings per share calculation  $1,024         9,690        $0.11
                                         =====         =====         ====

1998                                    Income        Shares       Amount
--------------------------------------------------------------------------
Basic earnings per share calculation    $1,431         9,639        $0.15
Effect of dilutive securities
          Stock options                    -             196           -
                                         -----         -----         ----
Diluted earnings per share calculation  $1,431         9,835        $0.15
                                         =====         =====         ====
3. DIVIDEND PAID
         On March 3, 1999, the Company declared a cash dividend of $.0475 per share on all outstanding shares of its common stock. This dividend was paid on April 1, 1999 to shareholders of record on March 19, 1999. Approximately 86% of the outstanding common stock of the Company is beneficially owned by Scientific Technology Incorporated, a California corporation under common control with the Company. Dividends paid to Scientific Technology Incorporated were applied to the Payable to Parent account.

4. COMPREHENSIVE INCOME
        For the three months ended March 31, 1999 and 1998, there is no difference between net income and comprehensive income.

ITEM 2 . MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
--------------------------------------------------------------------------
RESULTS OF OPERATIONS
----------------------
       This interim report on Form 10-Q contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of
1934. Such statements include expectations, beliefs, intentions or strategies regarding future operating results, future expenditures, future cash requirements, and future industry conditions and involve risks and uncertainties. The Company's actual results could differ materially from those projected in such forward-looking statements as a result of many factors, including, without limitation, those set forth under this section, the section entitled "Business Factors" below and elsewhere in this report on Form 10Q.

Results of Operations

       Scientific Technologies Incorporated designs, manufactures and distributes electrical and electronic industrial controls. The Company's products include safety light guards, profiling scanners, factory automation sensors, controls, components, microcomputers, fiber optics, power monitoring devices, safety mats, and other electronic equipment supplied to industrial automation, commercial and defense customers.

        Sales for the three months ended March 31, 1999 increased 4% to $11,560,000 from $11,113,000 in the first quarter of 1998. This was primarily the result of increased acceptance of STI's products leading to an overall increase in units shipped.

        Gross margin as a percent of sales was 50% during the first quarter of 1999 compared to 52% for the comparable 1998 quarter. This was attributable to a change in product mix wherein sales of products with a lower relative gross margin increased as a percentage of total sales.

        Selling, general and administrative expenses increased 5% to $3,057,000 in the first quarter of 1999 from $2,904,000 in first quarter of 1998. This was the result of increased selling expenses associated with the higher levels of revenue, as well as increased advertising and outside service expenses. Selling, general and administrative expenses as a percent of sales remained constant at 26% in the first quarter of 1999 and the comparable 1998 quarter.

       Reflecting the Company's continuing commitment to new product development, research and development expenses increased 84% to $1,171,000 in 1999 from $635,000 in 1998. Research and development expenses were 10% of sales for the three months ended March 31, 1999 compared to 6% for the comparable 1998 period. The Company anticipates that it will continue to make substantial investments in research and development in subsequent quarters.

Liquidity and Capital Resources

        At March 31, 1999 the Company's working capital was $23,874,000, a 4% increase from the $22,913,000 reported at December 31, 1998. This was due to positive cash flows from operations, resulting in increased accounts receivable and lower accounts payable, which offset increased Payable to Parent, accrued expenses, lower inventories and short-term investments.

        Available bank borrowings were $6,100,000 at March 31, 1999. The Company believes that cash from operations, together with its cash resources and available bank borrowings, will be sufficient to fund its working capital requirements for the next twelve months.

Year 2000 Compliance

      The Company believes that it has completed upgrading its information systems to Year 2000 compliant versions, and therefore does not anticipate any internal Year 2000 issues from its own information systems. However, the Company cannot assure you that all of its products will contain all of the necessary data code changes to prevent processing errors potentially arising from calculations using the Year 2000 date, or that disruptions relating to the Year 2000 will not occur. Furthermore, the Company could be adversely impacted by Year 2000 issues faced by major distributors, suppliers, customers, vendors and financial service organizations. An assessment of the impact that third parties that are not Year 2000 compliant may have on the operations of the Company is expected to be completed in the second quarter of 1999.

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

Competition
        The market for industrial sensors is highly competitive. Many of the Company's competitors have substantially greater name recognition and technical, marketing and financial resources than the Company.
Competitive pressures could reduce market acceptance of the Company's products and result in price reductions and increases in expenses.

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

Dependence on indirect distribution channel
        A majority of the Company's products are sold through third party distributors, system integrators and original equipment manufacturers. These resellers are not required to offer the Company's products exclusively and there can be no assurance that any of the Company's resellers will continue to offer the Company's products.

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

Risks Associated with Potential Acquisitions, Investments or Other
Ventures
      The Company may acquire or make investments in complementary businesses, technologies, services or products if appropriate opportunities arise. From time to time, the Company has discussions and negotiations with other companies regarding acquiring or investing in such companies' businesses, products, services or technologies, and the Company regularly engages in such discussions and negotiations in the ordinary course of its business. Subsequent to March 31, 1999, the Company acquired Lundahl Instruments, Inc. There can be no assurance that the Company will be able to identify future suitable acquisition or investment candidates, or if it does identify suitable candidates, that it will be able to make such acquisitions or investments on commercially acceptable terms or at all. If the Company acquires or invests in another company, it could have difficulty in assimilating that company's personnel, operations, technology and software. In addition, the key personnel of the acquired company may decide not to work for the Company. If the Company makes acquisitions, it could have difficulty in integrating the acquired products, services or technologies in its operations. These difficulties could disrupt the Company's ongoing business, distract its management and employees, increase its expenses and adversely affect its result of operations. Furthermore, the Company may incur indebtedness or issue equity securities to pay for any future acquisitions. The issuance of equity securities would be dilutive to the Company's existing shareholders.

PART II - OTHER INFORMATION


Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  The following documents are filed as a part of this Report:

        Exhibit  3.1 - Articles of Incorporation, as amended, are
                       incorporated by reference to the Registrant's Registrant's Form 10-K for the year ended December 31, 1988, Exhibit 3.1.

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

        Exhibit  4.2 - 1997 Stock Plan is incorporated by reference to the
                       Registrant's Registration Statement on Form S-8 dated October 2, 1998.

        Exhibit 10.1 - Lease agreement dated February 21, 1995 for 6550
                       Dumbarton Circle, Fremont, California 94555, is incorporated by reference to the Registrant's Form 10-KSB for the year ended December 31, 1994,
                       Exhibit 10.4

        Exhibit 10.2 - Bank agreement dated November 29, 1994 with Bank of
                       The West is incorporated by reference to the Registrant's Form 10-KSB for the year ended December 31, 1994,
                       Exhibit 10.3.

        Exhibit 10.3 - Amendment dated May 31, 1998 to Bank Agreement dated November 29, 1994 is incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 1998, Exhibit 10.3.

        Exhibit 10.4 - Lease agreement dated November 21, 1995  is is incorporated by reference to the Registrant's Form 10-KSB for the year ended December 31, 1995,
                       Exhibit 10.4

        Exhibit 10.5 - Agreement dated January 1, 1997 with Scientific
                       Technology Inc. for the purchase of the level sensor product line.

        Exhibit 21.1 - Subsidiaries of the Registrant  is incorporated by reference to the Registrant's Form 10-K
                       for the year ended December 31, 1998, Exhibit 21.1

        Exhibit 23.1 - Consent of Independent Accountants is incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 1998, Exhibit 23.1

        Exhibit 24.1 - Power of Attorney is incorporated by reference to the Registrant's Form 10-K for the year ended ended December 31, 1998, Exhibit 24.1

        Exhibit 27.0 - Financial Data Schedule.

(b) No Reports on Form 8-K were filed during the first quarter of 1999.

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


Date:     May 13, 1999                            /s/Joseph J. Lazzara
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







Date:     May 13, 1999                           /s/ Richard O. Faria
       -----------------                     ----------------------------------
                                                     Richard O. Faria
                                                  Vice-President, Finance &
                                                      Administration
                                                (Principal Accounting Officer)