Form 10-Q
period 1999-06-30
SCIENTIFIC TECHNOLOGIES INC
filed 1999-08-16
CIK 708250

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 1999

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

Common stock outstanding as of July 31, 1999 was 9,634,369 shares.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                      SCIENTIFIC TECHNOLOGIES INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEET
                     (In thousands, except per share data)

                                                   June 30,  December 31,
                                                      1999         1998
                                                   -----------  -----------
                     Assets                        (unaudited)
Current assets:
    Cash and cash equivalents                         $1,009       $2,577
    Short-term investments                             9,631       10,798
    Accounts receivable, net                           7,511        6,612
    Inventories                                        6,784        5,812
    Deferred income taxes                              1,132        1,132
    Other assets                                       1,028          345
                                                   -----------  -----------
       Total current assets                           27,095       27,276
intangibles and other assets                           2,326         --
Property and equipment, net                            2,849        2,545
                                                   -----------  -----------
       Total assets                                  $32,270      $29,821
                                                   ===========  ===========

              Liabilities and Stockholders' Equity
Current liabilities:
    Trade accounts payable                            $2,835       $2,391
    Payable to Parent                                    237          --
    Accrued expenses                                   2,235        1,972
                                                   -----------  -----------
       Total current liabilities                       5,307        4,363
                                                   -----------  -----------

Stockholders' Equity
    Common stock                                          10           10
    Capital in excess of par value                     5,589        5,787
    Retained earnings                                 21,364       19,661
                                                   -----------  -----------
       Total stockholders' equity                     26,963       25,458
                                                   -----------  -----------
       Total liabilities and stockholders' equity    $32,270      $29,821
                                                   ===========  ===========

   The accompanying notes are an integral part of these financial statements.

                      SCIENTIFIC TECHNOLOGIES INCORPORATED
                    CONDENSED CONSOLIDATED STATEMENT OF INCOME
                      (In thousands, except per share data)
                                   (unaudited)

                                     Three Months Ended
                                          June 30,
                                    ---------------------
                                       1999       1998
                                    ---------- ----------
Sales                                 $12,014    $11,344
Cost of goods sold                      5,950      5,676
                                    ---------- ----------
  Gross profit                          6,064      5,668
                                    ---------- ----------
Operating expenses
  Selling, general and
    administrative                      3,256      2,992
  Research and development              1,125        790
                                    ---------- ----------
   Total operating expenses             4,381      3,782
                                    ---------- ----------
   Income from operations               1,683      1,886

Interest and other income, net            121        348
                                    ---------- ----------
   Income before income taxes           1,804      2,234

Provision for income taxes                685        849
                                    ---------- ----------
        Net income                     $1,119     $1,385
                                    ========== ==========

 Net income per common share:
    Basic                               $0.12      $0.14
                                    ========== ==========
    Diluted                             $0.12      $0.14
                                    ========== ==========

 Shares used to compute net income per common share:
    Basic                               9,658      9,645
                                    ========== ==========
    Diluted                             9,679      9,839
                                    ========== ==========

  The accompanying notes are an integral part of these financial statements.

                      SCIENTIFIC TECHNOLOGIES INCORPORATED
                    CONDENSED CONSOLIDATED STATEMENT OF INCOME
                      (In thousands, except per share data)
                                   (unaudited)

                                       Six Months Ende
                                          June 30,
                                    ---------------------
                                       1999       1998
                                    ---------- ----------
Sales                                 $23,574    $22,457
Cost of goods sold                     11,758     11,062
                                    ---------- ----------
  Gross profit                         11,816     11,395
                                    ---------- ----------
Operating expenses
  Selling, general and
    administrative                      6,314      5,896
  Research and development              2,296      1,425
                                    ---------- ----------
   Total operating expenses             8,610      7,321
                                    ---------- ----------
   Income from operations               3,206      4,074

Interest and other income, net            250        468
                                    ---------- ----------
   Income before income taxes           3,456      4,542

Provision for income taxes              1,313      1,726
                                    ---------- ----------
        Net income                     $2,143     $2,816
                                    ========== ==========

 Net income per common share:
    Basic                               $0.22      $0.29
                                    ========== ==========
    Diluted                             $0.22      $0.29
                                    ========== ==========

 Shares used to compute net income per common share:
    Basic                               9,660      9,620
                                    ========== ==========
    Diluted                             9,663      9,822
                                    ========== ==========

  The accompanying notes are an integral part of these financial statements.

                      SCIENTIFIC TECHNOLOGIES INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                               (In thousands)
                                 (unaudited)

                                                         Six Months Ended
                                                             June 30,
                                                      -----------------------
                                                          1999        1998
                                                      ----------- -----------
Cash flows from operating activities
  Net income                                              $2,143      $2,816
  Adjustments to reconcile net income to cash
    provided by operating activities:
    Depreciation and amortization                            586         473

    Changes in assets and liabilities:
      Accounts receivable, net                              (663)         71
      Inventories                                           (650)        195
      Payable to Parent                                      237       1,001
      Trade accounts payable                                 302        (132)
      Accrued expenses                                        85        (105)
      Other                                                 (663)       (260)
                                                      ----------- -----------
        Cash flows provided by operating activities        1,377       4,059
                                                      ----------- -----------

Cash flows from investing activities
  Acquisition of Lundahl Instruments, Inc.                (2,631)        --
  Investment in intangibles and fixed assets                (843)       (495)
  Sale (purchase) of short-term investments                1,167      (3,837)
                                                      ----------- -----------
        Cash flows used in investing activities           (2,307)     (4,332)
                                                      ----------- -----------

Cash flows from financing activities
   Dividends                                                (440)       (434)
   Issuance (repurchase) of common stock                    (198)         93
                                                      ----------- -----------
        Cash flows used in financing activities             (638)       (341)
                                                      ----------- -----------
Change in cash and cash equivalents                       (1,568)       (614)

Cash and cash equivalents at beginning of period           2,577       4,559
                                                      ----------- -----------
Cash and cash equivalents at end of period                $1,009      $3,945
                                                      =========== ===========

Supplemental disclosure of cash flow information:
  Cash paid to the Parent for income taxes                $1,313      $1,726
                                                      =========== ===========

  The accompanying notes are an integral part of these financial statements.

                 SCIENTIFIC TECHNOLOGIES INCORPORATED
             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated financial statements as of June 30, 1999 and the three and six months ended June 30, 1999 and 1998 are unaudited. In the opinion of management, they reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results of these periods but may not necessarily be indicative of the results to be expected for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been consolidated or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. We suggest that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in Scientific Technologies Incorporated's Annual Report to Shareholders on Form 10-K for the year ended December 31, 1998.

   1. INVENTORIES
    Inventories consist of the following (in thousands):

                                               June 30,    December 31,
                                                 1999           1998
                                             ------------   ------------
         Finished goods                         $2,100           $2,421
         Work in process                           741              482
         Subassemblies                           1,669              541
         Raw materials                           2,274            2,368
                                             ------------   ------------
                                                $6,784           $5,812
                                             ============   ============

2. NET INCOME PER SHARE
A reconciliation of the numerators and denominators of the basic and diluted income per common share computations is provided below.

                                           (In Thousands)       (Per Share)
Three months ended June 30, 1999        Income        Shares       Amount
--------------------------------------------------------------------------
Basic earnings per share calculation    $1,119         9,658        $0.12
Effect of dilutive securities
          Stock options                    -              21           -
                                         -----         -----         ----
Diluted earnings per share calculation  $1,119         9,679        $0.12
                                         =====         =====         ====

Three months ended June 30, 1998
--------------------------------
Basic earnings per share calculation    $1,385         9,645        $0.14
Effect of dilutive securities
          Stock options                    -             194           -
                                         -----         -----         ----
Diluted earnings per share calculation  $1,385         9,839        $0.14
                                         =====         =====         ====

Six months ended June 30, 1999
------------------------------
Basic earnings per share calculation    $2,143         9,660        $0.22
Effect of dilutive securities
          Stock options                    -               3           -
                                         -----         -----         ----
Diluted earnings per share calculation  $2,143         9,663        $0.22
                                         =====         =====         ====

Six months ended June 30, 1998
------------------------------
Basic earnings per share calculation    $2,816         9,620        $0.29
Effect of dilutive securities
          Stock options                    -             202           -
                                         -----         -----         ----
Diluted earnings per share calculation  $2,816         9,822        $0.29
                                         =====         =====         ====


3. DIVIDEND PAID
       On May 27, 1999, the Company declared a cash dividend of $.0475 per share on all outstanding shares of its common stock, payable on July 1, 1999, to shareholders of record on June 18, 1999. A dividend of $.0475 was paid on April 1, 1999 to shareholders of record on March 19, 1999. Approximately 86% of the outstanding common stock of the Company is beneficially owned by Scientific Technology Incorporated, a California corporation under common control with the Company. Dividends paid to Scientific Technology Incorporated were applied to the Payable to Parent account.

4. COMPREHENSIVE INCOME
        For the three and six months ended June 30, 1999 and 1998, there is no difference between net income and comprehensive income.

5. ACQUISITION OF LUNDAHL INSTRUMENTS, INC.
        On April 1, 1999, the Company acquired all of the outstanding capital stock of Lundahl Instruments, Inc. ("LII"). In the transaction, accounted for as a purchase, the Company paid $2,631 in cash of which $2,307 was allocated to goodwill and is being amortized using the straight-line method over twenty years. The operations and financial position of LII were accounted in the consolidated financial statements of the Company beginning in April 1999. LII designs and manufactures non-contact ultrasonic sensors and controllers, for use in the automation of industrial processes for applications involving level and flow control, environmental monitoring, automated vehicle collision avoidance and material positioning.

ITEM 2 . MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
--------------------------------------------------------------------------
RESULTS OF OPERATIONS
----------------------

          (Amounts in thousands except percentages)

       This interim report on Form 10-Q contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. Such statements include expectations, beliefs, intentions or strategies regarding future operating results, future expenditures, future cash requirements, and future industry conditions that involve risks and uncertainties. The Company's actual results could differ materially from those projected in such forward-looking statements as a result of many factors, including, without limitation, those set forth under this section, the section entitled "Business Factors" below and elsewhere in this report on Form 10Q.

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

        Sales for the three months ended June 30, 1999 increased 6% to $12,014 from $11,344 in the second quarter of 1998. This increase was the result of sales generated by LII (See Note 5 of Notes to Consolidated Financial Statements), and an increase in units of safety products shipped. For the first six months of 1999, net sales increased 5% to $23,574 from $22,457. This resulted primarily from an increase in sales of units of the Company's safety products, as well as increased sales generated by LII in the second quarter of 1999.

        Gross margin as a percent of sales was 50% during the second quarters of 1999 and 1998 and the first six months of 1999 compared to 49% for the comparable six-month period in 1998. This was attributable to a change in product mix wherein sales of products with a lower relative gross margin increased as a percentage of total sales.

        Selling, general and administrative expenses increased 9% to $3,256 in the second quarter of 1999 from $2,992 in second quarter of 1998, and increased 7% to $6,314 in the six months ended June 30, 1999 from $5,896 in the six months ended June 30, 1998. This increase was the result of increased selling expenses associated with the higher levels of revenue, as well expenses incurred by LII during the second quarter. Selling, general and administrative expenses as a percent of sales were 27% in the three and six months ended June 30, 1999, compared to 26% for the comparable 1998 periods.

       Reflecting the Company's continuing commitment to new product development, research and development expenses increased 42% and 61% to $1,125 and $2,296 in the second quarter and first six months of 1999, from $790 and $1,425, respectively, in the comparable periods in 1998. Research and development expenses were 9% of sales for the three and six months ended June 30, 1999 compared to 7% for the comparable 1998 periods. The Company anticipates that it will continue to make substantial investments in research and development in subsequent quarters.

Liquidity and Capital Resources

        At June 30, 1999 the Company's working capital was $24,260, a 6% increase from the $22,913 reported at December 31, 1998. This was due to positive cash flows from operations, resulting in increased accounts receivable, inventories and lower accounts payable, which offset increased Payable to Parent, accrued expenses and lower short-term investments.

        Available bank borrowings were $6,100,000 at June 30, 1999. The Company believes that cash from operations, together with its cash resources and available bank borrowings, will be sufficient to fund its working capital requirements for the next twelve months.

Year 2000 Compliance

      The Company believes that it has substantially completed upgrading its information systems to Year 2000 compliant, and does not anticipate any internal Year 2000 issues from its own information systems. However, the Company cannot assure you that all of its products will contain all of the necessary data code changes to prevent processing errors potentially arising from calculations using the Year 2000 date, or that disruptions relating to the Year 2000 will not occur. Furthermore, the Company could be adversely impacted by Year 2000 issues faced by major distributors, suppliers, customers, vendors and financial service organizations. An assessment of the impact that third parties that are not Year 2000 compliant may have on the operations of the Company is essentially complete and we anticipate no significant impact from any non-compliance.

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

Protection and Enforcement of Intellectual Property Rights
        The Company relies on a combination of patent, trademark and trade secret laws and contractual restrictions to establish and protect certain proprietary rights in its products and services. There can be no assurance that the Company's patents, trademarks, or contractual arrangements or other steps taken by the Company to protect its intellectual property will prove sufficient to prevent misappropriation of the Company's technology or defer independent third party development of similar technologies. Moreover, there can be no assurance that the technology licenses granted to the Company from its Parent will continue to be available on satisfactory terms or at all. The loss of any of the Company's proprietary technology could require the Company to obtain technology of lower quality or performance standards or at greater cost, which could materially adversely affect the Company's business, results of operations and financial condition. Furthermore, the laws of certain foreign countries may not protect the Company's products, services or intellectual property rights to the same extent as do the laws of the United States.

Risks Associated with Potential Acquisitions, Investments or Other
Ventures
      The Company may acquire or make investments in complementary businesses, technologies, services or products if appropriate opportunities arise. From time to time, the Company has discussions and negotiations with other companies regarding acquiring or investing in such companies' businesses, products, services or technologies, and the Company regularly engages in such discussions and negotiations in the ordinary course of its business. For example, on April 1, 1999, the Company completed the acquisition of Lundahl Instruments, Inc ("LII") by purchasing all of the outstanding shares of its capital stock. In addition, there can be no assurance that the Company will be able to identify future suitable acquisition or investment candidates, or if it does identify suitable candidates, that it will be able to make such acquisitions or investments on commercially acceptable terms or at all. If the Company acquires or invests in another company, it could have difficulty in assimilating that company's personnel, operations, technology and software or integrating the acquired products, services or technologies in its operations. In addition, the key personnel of the acquired company may decide not to work for the Company. These difficulties could disrupt the Company's ongoing business, distract its management and employees, increase its expenses and adversely affect its result of operations. Furthermore, the Company may incur indebtedness or issue equity securities to pay for any future acquisitions. The issuance of equity securities would be dilutive to the Company's existing shareholders.

PART II - OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At the Annual Meeting of shareholders held on May 27, 1999, the shareholders reelected the following to the Board of Directors, Anthony
R. Lazzara: 9,460,275 shares for, Joseph J. Lazzara: 9,460,275 shares for, James A. Lazzara: 9,459,275 shares for, James A. Ashford: 9,459,775 shares for, Carl H. Frei: 9,460,275 shares for, and Bernard L. Ploshay:
9,459,775 shares for. The shareholders also approved the selection of PricewaterhouseCoopers LLP as the Company's independent accountants by a vote of 9,462,865 shares for, 3,230 shares against and 6,545 shares abstaining.

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


Date:  August 13, 1999                            /s/Joseph J. Lazzara
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







Date:  August 13, 1999                           /s/ Richard O. Faria
       -----------------                     ----------------------------------
                                                     Richard O. Faria
                                                  Vice-President, Finance &
                                                      Administration
                                                (Principal Accounting Officer)