Form 10-Q
period 1999-09-30
SCIENTIFIC TECHNOLOGIES INC
filed 1999-11-15
CIK 708250

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended September 30, 1999

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

Common stock outstanding as of October 31, 1999 was 9,634,369 shares.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                      SCIENTIFIC TECHNOLOGIES INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEET
                     (In thousands, except per share data)

                                                September 30,  December 31,
                                                      1999         1998
                                                   -----------  -----------
                     Assets                        (unaudited)
Current assets:
    Cash and cash equivalents                         $1,451       $2,577
    Short-term investments                            10,032       10,798
    Accounts receivable, net                           8,213        6,612
    Inventories                                        7,158        5,812
    Deferred income taxes                              1,132        1,132
    Other assets                                         981          345
                                                   -----------  -----------
       Total current assets                           28,967       27,276
intangibles and other assets                           2,295         --
Property and equipment, net                            2,872        2,545
                                                   -----------  -----------
       Total assets                                  $34,134      $29,821
                                                   ===========  ===========

              Liabilities and Stockholders' Equity
Current liabilities:
    Trade accounts payable                            $2,358       $2,391
    Payable to Parent                                  2,058          --
    Accrued expenses                                   1,960        1,972
                                                   -----------  -----------
       Total current liabilities                       6,376        4,363
                                                   -----------  -----------

Stockholders' Equity
    Common stock                                          10           10
    Capital in excess of par value                     5,581        5,787
    Retained earnings                                 22,167       19,661
                                                   -----------  -----------
       Total stockholders' equity                     27,758       25,458
                                                   -----------  -----------
       Total liabilities and stockholders' equity    $34,134      $29,821
                                                   ===========  ===========

   The accompanying notes are an integral part of these financial statements.

                      SCIENTIFIC TECHNOLOGIES INCORPORATED
                    CONDENSED CONSOLIDATED STATEMENT OF INCOME
                      (In thousands, except per share data)
                                   (unaudited)

                                     Three Months Ended
                                        September 30,
                                    ---------------------
                                       1999       1998
                                    ---------- ----------
Sales                                 $12,804    $10,161
Cost of goods sold                      6,410      5,358
                                    ---------- ----------
  Gross profit                          6,394      4,803
                                    ---------- ----------
Operating expenses
  Selling, general and
    administrative                      3,231      2,992
  Research and development              1,169        739
                                    ---------- ----------
   Total operating expenses             4,400      3,731
                                    ---------- ----------
   Income from operations               1,994      1,072

Interest and other income, net            111        123
                                    ---------- ----------
   Income before income taxes           2,105      1,195

Provision for income taxes                800        454
                                    ---------- ----------
        Net income                     $1,305     $  741
                                    ========== ==========

 Net income per common share:
    Basic                               $0.14      $0.08
                                    ========== ==========
    Diluted                             $0.14      $0.08
                                    ========== ==========

 Shares used to compute net income per common share:
    Basic                               9,667      9,648
                                    ========== ==========
    Diluted                             9,692      9,830
                                    ========== ==========

  The accompanying notes are an integral part of these financial statements.

                      SCIENTIFIC TECHNOLOGIES INCORPORATED
                    CONDENSED CONSOLIDATED STATEMENT OF INCOME
                      (In thousands, except per share data)
                                   (unaudited)

                                      Nine Months Ended
                                         September 30,
                                    ---------------------
                                       1999       1998
                                    ---------- ----------
Sales                                 $36,378    $32,618
Cost of goods sold                     18,168     16,421
                                    ---------- ----------
  Gross profit                         18,210     16,197
                                    ---------- ----------
Operating expenses
  Selling, general and
    administrative                      9,545      8,887
  Research and development              3,465      2,164
                                    ---------- ----------
   Total operating expenses            13,010     11,051
                                    ---------- ----------
   Income from operations               5,200      5,146

Interest and other income, net            361        591
                                    ---------- ----------
   Income before income taxes           5,561      5,737

Provision for income taxes              2,113      2,180
                                    ---------- ----------
        Net income                     $3,448     $3,557
                                    ========== ==========

 Net income per common share:
    Basic                               $0.36      $0.37
                                    ========== ==========
    Diluted                             $0.36      $0.37
                                    ========== ==========

 Shares used to compute net income per common share:
    Basic                               9,652      9,619
                                    ========== ==========
    Diluted                             9,678      9,805
                                    ========== ==========

  The accompanying notes are an integral part of these financial statements.

                      SCIENTIFIC TECHNOLOGIES INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                               (In thousands)
                                 (unaudited)

                                                         Nine Months Ended
                                                            September 30,
                                                      -----------------------
                                                          1999        1998
                                                      ----------- -----------
Cash flows from operating activities
  Net income                                              $3,448      $3,557
  Adjustments to reconcile net income to cash
    provided by operating activities:
    Depreciation and amortization                            872         714

    Changes in assets and liabilities:
      Accounts receivable, net                            (1,601)      1,162
      Inventories                                         (1,346)        269
      Payable to Parent                                    2,058       2,392
      Trade accounts payable                                 (33)       (283)
     Accrued expenses                                        (12)        (45)
      Other                                                   41        (336)
                                                      ----------- -----------
        Cash flows provided by operating activities        3,427       7,430
                                                      ----------- -----------

Cash flows from investing activities
  Acquisition of Lundahl Instruments, Inc.                (2,659)        --
  Investment in intangibles and fixed assets              (1,139)       (676)
  Sale (purchase) of short-term investments                  766      (5,218)
                                                      ----------- -----------
        Cash flows used in investing activities           (3,032)     (5,894)
                                                      ----------- -----------

Cash flows from financing activities
   Dividends                                              (1,315)     (1,678)
   Issuance (repurchase) of common stock                    (206)        103
                                                      ----------- -----------
        Cash flows used in financing activities           (1,521)     (1,575)
                                                      ----------- -----------
Change in cash and cash equivalents                       (1,126)      (639)

Cash and cash equivalents at beginning of period           2,577       4,559
                                                      ----------- -----------
Cash and cash equivalents at end of period                $1,451      $4,520
                                                      =========== ===========

Supplemental disclosure of cash flow information:
  Cash paid to the Parent for income taxes                $2,113      $2,180
                                                      =========== ===========

  The accompanying notes are an integral part of these financial statements.

                 SCIENTIFIC TECHNOLOGIES INCORPORATED
             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated financial statements as of September 30, 1999 and the three and nine months ended September 30, 1999 and 1998 are unaudited. In the opinion of management, they reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results of these periods but may not necessarily be indicative of the results to be expected for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been consolidated or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. We suggest that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in Scientific Technologies Incorporated's Annual Report to Shareholders on Form 10-K for the year ended December 31, 1998.

   1. INVENTORIES
    Inventories consist of the following (in thousands):

                                            September 30,    December 31,
                                                 1999           1998
                                             ------------   ------------
         Finished goods                         $2,029           $2,421
         Work in process                           797              482
         Subassemblies                           1,171              541
         Raw materials                           3,161            2,368
                                             ------------   ------------
                                                $7,158           $5,812
                                             ============   ============

2. NET INCOME PER SHARE
A reconciliation of the numerators and denominators of the basic and diluted income per common share computations is provided below.

                                           (In Thousands)       (Per Share)
Three months ended September 30, 1999   Income        Shares       Amount
--------------------------------------------------------------------------
Basic earnings per share calculation    $1,305         9,667        $0.14
Effect of dilutive securities
          Stock options                    -              25           -
                                         -----         -----         ----
Diluted earnings per share calculation  $1,305         9,692        $0.14
                                         =====         =====         ====

Three months ended September 30, 1998
-------------------------------------
Basic earnings per share calculation    $  741         9,648        $0.08
Effect of dilutive securities
          Stock options                    -             182           -
                                         -----         -----         ----
Diluted earnings per share calculation  $  741         9,830        $0.08
                                         =====         =====         ====

Nine months ended September 30, 1999
-----------------------------------
Basic earnings per share calculation    $3,448         9,652        $0.36
Effect of dilutive securities
          Stock options                    -              26           -
                                         -----         -----         ----
Diluted earnings per share calculation  $3,448         9,678        $0.36
                                         =====         =====         ====

Nine months ended September 30, 1998
------------------------------------
Basic earnings per share calculation    $3,557         9,619        $0.37
Effect of dilutive securities
          Stock options                    -             186           -
                                         -----         -----         ----
Diluted earnings per share calculation  $3,557         9,805        $0.36
                                         =====         =====         ====


3. DIVIDEND PAID
        On September 1, 1999, a cash dividend of $.0475 per share on all outstanding shares of its common stock was paid to shareholders of record on August 18, 1999. Dividends of $.0475 per share on all outstanding shares of common stock were paid on July 1, 1999, and April 1, 1999. Approximately 86% of the outstanding common stock of the Company is beneficially owned by Scientific Technology Incorporated, a California corporation under common control with the Company. Dividends paid to Scientific Technology Incorporated were applied to the Payable to Parent account.

4. COMPREHENSIVE INCOME
        For the three and nine months ended September 30, 1999 and 1998, there is no difference between net income and comprehensive income.

5. ACQUISITION OF LUNDAHL INSTRUMENTS, INC.
        On April 1, 1999, the Company acquired all of the outstanding capital stock of Lundahl Instruments, Inc. ("LII"). In the transaction, accounted for as a purchase, the Company paid $2,659 in cash, of which $2,361 was allocated to goodwill and is being amortized using the straight-line method over twenty years. The operations and financial position of LII were accounted in the consolidated financial statements of the Company beginning in April 1999. LII designs and manufactures non-contact ultrasonic sensors and controllers, for use in the automation of industrial processes for applications involving level and flow control, environmental monitoring, automated vehicle collision avoidance and material positioning.

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

        Sales for the three months ended September 30, 1999 increased 26% to $12,804 from $10,161 in the third quarter of 1998. This increase was the result of an increase in the level of sales of vehicle scanners, sales generated by LII (See Note 5 of Notes to Consolidated Financial
Statements), and an increase in units of safety products shipped. For the first nine months of 1999, net sales increased 12% to $36,378 from $32,618. This resulted primarily from an increase in sales of units of the Company's safety products, as well as sales generated by LII in the second and third quarters of 1999.

        Gross margin as a percent of sales was 50% during the third quarter of 1999 compared to 47% in the same 1998 quarter. The economies of scale associated with the higher sales levels led to the above-mentioned increase. Gross margin remained constant at 50% for the nine months ended September 30, 1999 and 1998.

        Selling, general and administrative expenses increased 8% to $3,231 in the third quarter of 1999 from $2,992 in third quarter of 1998, and increased 7% to $9,545 in the nine months ended September 30, 1999 from $8,887 in the nine months ended September 30, 1998. This increase was due to increased selling expenses associated with the higher levels of revenue, as well as expenses incurred by LII during second and the third quarters. Selling, general and administrative expenses as a percent of sales were 25% and 26%, respectively, in the three and nine months ended September 30, 1999, compared to 29% and 27% for the comparable 1998 periods.

       Reflecting the Company's continuing commitment to new product development, research and development expenses increased 58% and 60% to $1,169 and $3,465 in the third quarter and first nine months of 1999, from $739 and $2,164, respectively, in the comparable periods in 1998. Research and development expenses were 9% of sales for the three and nine months ended September 30, 1999 compared to 7% for the comparable 1998 periods. The Company anticipates that it will continue to make substantial investments in research and development in subsequent quarters.

Liquidity and Capital Resources

        At September 30, 1999 the Company's working capital was $22,591, a slight decline from the $22,913 reported at December 31, 1998. This was due to increased Payable to Parent and lower short-term investments, partially offset by positive cash flows from operations. Accounts receivable increased as a result of record sales levels in the month of September. Inventories also increased as a result of anticipated increased sales associated with new products introduced in the second and third quarters, increased sales products purchased from others and the customer rescheduling of vehicle scanner orders.


        Available bank borrowings were $6,100,000 at September 30, 1999. The Company believes that cash from operations, together with its cash resources and available bank borrowings, will be sufficient to fund its working capital requirements for the next twelve months.

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

Variability of operating results
        The Company has experienced fluctuations in annual and quarterly operating results and anticipates that these fluctuations will continue. These fluctuations are caused by a number of factors, including the level and timing of customer orders, the mix of products sold, fluctuations in sales of complementary third party products with which STI products are sold, the timing of operating expenditures and general economic conditions in the U.S. and abroad, particularly in Asia and Europe.

Seasonality
        The industrial manufacturing equipment industry can be subject to seasonality. This is also true with respect to European markets where business activity typically declines due to vacations taken in the summer months.

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

Risks Associated with Potential Acquisitions, Investments or Other
Ventures
      The Company may acquire or make investments in complementary businesses, technologies, services or products if appropriate opportunities arise. From time to time, the Company has discussions and negotiations with other companies regarding acquiring or investing in such companies' businesses, products, services or technologies, and the Company regularly engages in such discussions and negotiations in the ordinary course of its business. For example, on April 1, 1999, the Company completed the acquisition of Lundahl Instruments, Inc ("LII") by purchasing all of the outstanding shares of its capital stock. There can be no assurance that the Company will be able to identify future suitable acquisition or investment candidates, or if it does identify suitable candidates, that it will be able to make such acquisitions or investments on commercially acceptable terms or at all. If the Company acquires or invests in another company, it could have difficulty in assimilating that company's personnel, operations, technology and software or integrating the acquired products, services or technologies in its operations. Further, any such acquisition could cause the Company to assume unanticipated liabilities of the acquired company. In addition, the key personnel of the acquired company may decide not to work for the Company. These difficulties could disrupt the Company's ongoing business, distract its management and employees, increase its expenses and adversely affect its result of operations. Furthermore, the Company may incur indebtedness or issue equity securities to pay for any future acquisitions. The issuance of equity securities would be dilutive to the Company's existing shareholders.

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

        Exhibit 24.1 - Power of Attorney is incorporated by reference to the Registrant's Form 10-K for the year ended ended December 31, 1998, Exhibit 24.1

        Exhibit 27.0 - Financial Data Schedule.

(b) No Reports on Form 8-K were filed during the third quarter of 1999.

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


Date:  November 12, 1999                            /s/Joseph J. Lazzara
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







Date:  November 12, 1999                           /s/ Richard O. Faria
       -----------------                     ----------------------------------
                                                     Richard O. Faria
                                                  Vice-President, Finance &
                                                      Administration
                                                (Principal Accounting Officer)