Form 10-K405
period 1999-12-31
SCIENTIFIC TECHNOLOGIES INC
filed 2000-03-15
CIK 708250

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                  FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] Annual report  pursuant to section 13 or 15 (d) of the Securities Exchange
    Act of 1934
    For the fiscal year ended December 31, 1999

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

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The issuer's revenue for the most recent fiscal year was $49,105,000.

The aggregate market value of voting stock held by non-affiliates of the Registrant, based on the closing sales price of Common Stock on March 1, 2000 as reported by the NASDAQ Market System , was approximately $7,175,137 Such amount excludes shares held by registrant's current directors and officers and by each person who owns 5% or more of the outstanding Common Stock in that such persons may be deemed to be "affiliates" as that term is defined pursuant to the Rules and Regulations of the Securities Exchange Act of 1934. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant's Common Stock outstanding as of March 1, 2000 was 9,641,204 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy statement to be filed with the Securities and ExchangeCommission in connection with the Company's 1999 Annual Annual Meeting of Shareholders ("the Proxy Statement") are incorporated by reference in Part III of this Form 10K.

Item 1. BUSINESS

        Scientific Technologies Incorporated (the "Company" or "STI", designs, manufactures and distributes electrical and electronic industrial controls. The Company's products include safety light guards, profiling scanners, factory automation sensors, controls, components, microcomputers, fiber optics, power monitoring, safety mats, non-contact ultrasonic sensors and controllers, and other electronic equipment supplied to industrial automation, commercial and defense customers.

        Eighty-six percent (86%) of the Company's capital stock is currently held by Scientific Technology Inc., a California corporation (the "Parent").

        The Company is organized into two product groups, Safety Automation Products and Automation Products, doing business in one segment, factory automation. This new structure was initiated in 2000 to allow each product group to target its area of specialization, customer-focused applications and products. This organization is intended to facilitate more efficient integration of new products and acquisitions.

Products

1. Safety Automation Products Group:

a. Safety Light Guards. The Company's leading product group, which accounted for a significant majority of the Company's sales in 1999, 1998 and 1997, is a family of safety light guards, also called presence sensing devices or safety light curtains, used to safeguard personnel in manufacturing environments against injury which could be caused by robots and moving machinery. STI offers several product variations, providing customers with a complete line of optical guarding solutions.
        Safety light curtains are devices that emit a "curtain" of harmless infrared light beams in front of the hazard area. When any of the beams are blocked, the light curtain sends a stop signal to the guarded machine. Light curtains are extremely versatile and can guard areas that are more than 100 feet wide. By the use of mirrors, the light beams can be diverted around corners to enclose a machine. Safety light curtains are available with different light beam spacings, which makes them suitable for many applications.
        The Company manufactures and markets a miniaturized light guard called the MiniSafe, designed for inclusion in systems offered by original equipment manufacturers ("OEM's") and other applications where space is limited.
        Applications for safety light curtains are found in a variety of manufacturing environments. STI customers use safety light curtains to guard a wide variety of hazardous applications including automotive assembly lines, robot work cells, semiconductor production equipment, metal stamping and forming, food processing, aircraft manufacturing, photographic film production, tire manufacturing and hone appliance production.

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

        The MiniSafe MS4600 series is the Company's newest product with a complete feature set and an easy-to-install design which eliminates the need for a separate control enclosure. All intelligence and feature settings are located in the receiver. All of STI's most desired options are standard in the MiniSafe MS 4600, including DeviceNet Standard interface for communicating systems status data to the machine control system.
             The MiniSafe MS4300 is available in four-inch increments ranging from four inches to 64 inches in coverage height. The operating distance, the distance between the transmitter and receiver, is up to 30 feet.
             The MiniSafe MS4400 Series offers a longer-range product, up to 100 feet, in a larger, more robust package. The MS4400 series includes Individual Beam Indicators, an STI-patented feature, which provide the customer with a visual indicator of the status of each individual beam in the sensing array. The Individual Beam Indicators assist in both the installation and operation of the MiniSafe.
        The FlexSafe is a segmented safety light curtain that offers greater flexibility and machine guarding for unusually shaped applications. Instead of a single transmitter and receiver, the FlexSafe is offered with two or more segments comprising each transmitter and receiver. The respective transmitter and receiver segments are connected with flexible cables to facilitate fitting to the machinery.
        The Company also offers the MicroSafe safety light curtain, which is more compact than the MiniSafe but has comparable features. Designed for use in locations in which space is limited, the small size of the MicroSafe allows it to be integrated with the support framing used on many automated industrial machines.
        The DuoSafe controller allows the customer to configure two independent safety light curtains to achieve common or discrete outputs. The DuoSafe provides further application flexibility for customers when selecting their safeguarding solution.
        Selected models of the safety light curtain products are certified by independent laboratories to comply with safety and electrical standards; including those standards required in the European Union. Products which pass the stringent European safety certifications carry the CE test mark.

b. Mechanical Safety Interlocks and Safety Relays. The Company has had a relationship with EJA Engineering, Ltd. (EJA), the manufacturer of Guardmaster mechanical safety interlocks based in the United Kingdom. EJA is a subsidiary of Rockwell International Guardmaster safety interlock switches are utilized on hinged, sliding, or lift-off guards and barriers that are often installed with STI safety light curtains. When the guard is opened, the power supply to the machine is disconnected. Safety relays are electromechanical devices which often serve as a safety interface between the mechanical safety interlocks and the machine's control system. The function and design of Guardmaster interlocks are complementary to the STI range of safety products. Since 1993, STI has been the exclusive distributor of Guardmaster products in the United States and Canada, and an affiliate of EJA has been the distributor for the STI product line in the United Kingdom.
        Under a new agreement, signed in 1999, EJA/Rockwell will have the non-exclusive right to distribute the Guardmaster product worldwide and STI will have the right to distribute the products on a private label basis under the STI brand.

c. Safety Mats and Controllers. STI safety mats are designed for use in industrial environments where safety enhancements or zone detection is required. The mats are sensitive to foot or vehicular traffic. Safety mats are used with a mat controller, which is the interface between the safety mat and the control system of the guarded machine.
        During 1998, STI commenced limited deliveries of a new safety mat, the STI Universal Safety Mat ("UM Series"). The UM Series is the first vinyl mat manufactured by STI, replaced a previous safety mat, the OM Series, which was a product manufactured by other suppliers.
        In the first quarter of 1999, the UM Series mat and a new safety mat controller were tested and certified by an independent test agency to a new international safety mat standard. Theses products carry the European CE test mark. The UM Series and the associated controller was introduced to STI's sales channel during 1999.

2. Automation Products Group:

a. Optical Profiling Scanners. In today's industrial environment, non-contact, on-the-move sensing is vital to control automated processes and improve industrial productivity. STI has developed a line of optical profiling scanner products. These scanners provide non-contact sensing for a variety of customer applications.
        STI scanners are a family of high speed, microprocessor-based profiling scanners designed to provide an economical way to measure the physical size of various objects. The modular design of these scanners enables the user to select among various output and programming functions, including infrared beam spacings, size of the scanned area and single or multiple axes. Software is included for a variety of scanning applications. STI can customize the software for a customer's specific needs.
        The Company also manufactures and sells the STI Vehicle Scanner Series of high speed, profiling scanners utilized in automated highway toll collection systems. These scanners are used for vehicle detection, separation and classification, providing imaging information to a host computer, which determines the appropriate toll to be charged in an automatic fare collection application.
        STI Vehicle Scanners have been selected or installed on a number of bridges and toll roads both in the United States and internationally. Locations include the Triborough and Verrazano Narrows bridges in New York, a number of bridges in the San Francisco Bay Area, including the Golden Gate Bridge and the Oakland-San Francisco Bay Bridge, and toll roads in Colorado, Florida, Maine, New Jersey and Kansas domestically, as well as locations in France, Belgium, Singapore and Brazil.

b. Photoelectric and Fiberoptic Sensors. STI also manufactures and/or markets a variety of photoelectric and fiberoptic sensors used for detecting the presence or absence of objects in a wide range of factory automation applications.
        Fiberoptic sensors utilize flexible glass or plastic fiberoptic cable to traverse the light beam from the solid state light source to the receiving electronics. This cable is very small, and is resistant to high temperatures, corrosive chemicals or repeated flexing. Fiberoptic sensors are often used in confined spaces and in environments in which standard photoelectric sensors typically would not survive.
        Typical uses and applications for photoelectric and fiberoptic sensors include canning and bottling lines, conveyor warehousing, palletizing, printing, food processing, plastic molding, wood and forest products manufacturing, automotive manufacturing, material handling and a variety of other applications in an array of industries.
        Users of STI photoelectric and fiberoptic sensors include companies in the automotive, machine tool, metal forming, robotics, electronics, material handling, packaging, food processing, pulp and paper, forest products, personal care products, printing, chemical, defense and textile industries.
        To cover this diversified industrial market, these products are marketed primarily to end-users and original equipment manufacturers through more than 275 US distributors and sales representatives and 33 foreign distributors. Customers include end-users and original equipment manufacturers.

        c. Control components, power monitoring and defense electronics. The Company manufactures and markets a variety of sensors and relays for commercial and defense customers. Such products include custom magnetic components, current sensors, RPM sensors, voltage sensors, current monitors, time delay relays, flashers, phase sequence relays and indicators, DC to DC converters, and isolation transformers.
        STI is qualified as a supplier of a variety of military-specified sensors and controls. Many of these products are selected for use on military and general aviation aircraft and ground support systems. Products are sold to original equipment manufacturers, government agencies and end users.
        STI markets and sells these products primarily through its direct sales force.

        d. Industrial control microcomputers, peripherals and software. The Company also designs and produces modular, board-level, computer products under the Datricon label. This product line consists of a series of single printed circuit board microcomputers and related peripheral boards for industrial applications and use by original equipment manufacturers, and printed circuit pre-packaged systems. Most of the Datricon microcomputers are constructed on a single circuit board and are designed using a set of electrical and mechanical connections known as "STD-Bus". STD-Bus is one of several electronic bus structures used for microcomputers and peripherals in the industrial automation control marketplace.
        Datricon products can be used in a range of customer applications, including remote-controlled robots, process control equipment, measuring instrumentation, plastics manufacturing, lighting controls, semiconductor processing equipment, photographic processing and automatic test equipment. STI markets its Datricon products directly to end-users and original equipment manufacturers.

        e. Level and Flow Sensors. STI markets a variety of level and flow sensing products imported from several manufacturers. The principal provider of these products is Nohken, the largest level control manufacturer in Japan. STI is the exclusive US distributor of the Nohken products. These products provide point level detection of solids, liquids and solids/liquids, as well as contiguous measurement of continuous flow of solids and liquids, in a wide variety of environments.

        f. Non-contact Ultrasonic Sensors and Controllers. In April 1999, the Company acquired Lundahl Instruments, Inc. of Logan Utah, a manufacturer of non-contact ultrasonic sensors and controllers. Lundahl produces over 75 types of specialized ultrasonic sensors and controller systems as well as custom designed products. These products fall into 2 categories:
Sensor/Controller Systems, which are used for monitoring, displaying or controlling level in tanks or bins, open channel flow, tank volume, obstacle avoidance and product dimensioning; Self-Contained Sensor Systems, in which all electronics are located within the sensor, requiring no separate controller or transmitting unit. These products are used for linear position measurements in industrial and level applications, as well as dimensioning and sorting, measurement of roll diameter, loop control, monitoring liquids and bulk solids and level gauging.

        In January 2000, the Company created a new business unit entitled STI Automation Sensors, by combining STI's Level and Flow Products with the Lundahl Instruments operations. This new unit is located in Logan, Utah and offers STI's customers one location to obtain level, flow and positioning sensor expertise. Automation Sensors is a part of the Automation Products Group.

Sources and availability of components

        The Company maintains an inventory of components and parts for its manufacturing activities. There are many sources for most of the components needed; however STI purchases some products, components and sub-assemblies from sole sources, which may be the only available supplier or may enable the Company to obtain pricing or supply efficiencies. In the event of supply interruptions from these vendors, the Company believes it could obtain most sole source components from alternate suppliers, but this would require the Company to transfer tooling or designs or redesign its products to facilitate use of alternate source components. STI could incur delays by switching to an alternate source, which could have an adverse effect on the its business, financial condition and results of operations.
                The Company also derives revenue from the distribution of products from third party manufacturers, including, pursuant to its relationship with EJA (See "Business - Products - Safety Automation Products - Mechanical Safety Interlocks and Safety Relays"). In the event such arrangements are terminated or third party products otherwise become unavailable, the Company's results of operations could be adversely affected. As of December 31, 1999, the Company had an open purchase commitment with a vendor for $750,000.

Research and development

        In order to meet the changing needs of its customers, the Company engages in research and development both to introduce new products and to improve existing products. In addition, the Company modifies products as necessary to meet original equipment manufacturers' requirements. At December 31, 1999, there were approximately 24 employees engaged in research and development activities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Business Factors - Rapid Technological Change and New Product Development."
        In 1999, 1998, and 1997, the Company spent $4,780,000,
$3,314,000 and $3,135,000, respectively, on engineering, research and development. In addition to new products such as DuoSafe and enhancements to existing products, the Company's research and development efforts are directed towards qualifying the Company's light curtains, scanners and sensors for sale in foreign countries and qualifying products the Company imports for sales in the U.S. The Company anticipates that its level of research and development expenditures may be higher in 2000.


Patents and trademarks

        The Company holds eight US patents and nine US registered trademarks. In addition, the Company has been licensed by its Parent to use three patents for its products and six US registered trademarks, including the use of the Parent's logo "STI". Products are marketed under the following US registered trademarks:
"DUOSAFE," "OPTOFENCE," "MINISAFE," "OPTOSAFE," "FIBERLENS," "BEAMSAFE," "SPECTRADATA," "FLEXSAFE" and "MICROSAFE". The Company has filed for additional patent protection on certain of its technologies.
        There can be no assurance that these patents or trademarks or other steps taken by the Company to protect its intellectual property will prove sufficient to prevent misappropriation of the Company's technology. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Business Factors - Protection and Enforcement of Intellectual Property Rights."
Because of the rapid rate of technology change in the electronics industry, the Company believes its success in the future depends on the quality of its products and services and the technical skills of its personnel to adapt to technological developments, rather than solely on its patents.

Backlog

        Because many customers place large orders for delivery throughout the year and because of the possibility of customer changes and cancellation of orders, the Company's backlog as of any particular date may not be representative of the Company's sales for any succeeding fiscal period. At February 28, 2000, the Company's backlog was $4,171,000 compared to $5,135,000 at March 19, 1999. Of this total, $195,000 is scheduled at the customer's request, to be filled during periods after 2000. This total includes a $1.8 million contract for vehicle scanner systems in New Jersey and Delaware.

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

Foreign operations

        The Company has no foreign manufacturing operations. STI Scientific Technologies GmbH, a wholly owned German subsidiary, was established in 1995 as the Company's European sales office. The Company's products are also sold in foreign countries by distributors and independent sales representatives. Foreign sales represented less than 10% of sales in each of 1999, 1998 and 1997.

Customers

        NCC Electronics, an independent distributor, represented 14% of sales in 1999 and 1998, and 18% of sales in 1997. No other customer represented more than 10% of sales in such periods.
Aggregate sales to both government agencies and government contractors represented less than 5% of sales in 1999, 1998 and 1997.

Costs and effects of compliance with environmental laws

        Compliance with environmental protection laws or similar ordinances is not expected to have any material affect on the business of the Company.

Employees

        At December 31, 1999, the Company employed approximately 289 full time employees. Included in this total were the common manufacturing, support and administrative staff that the Company shares with the Parent and other subsidiaries of the Parent at the Dumbarton Circle facility, in Fremont, California.
        None of the employees are represented by unions, and there has never been a disruption of operations due to a labor dispute.
        Many of the Company's employees are skilled in technical and engineering disciplines and the future success of the Company will depend, in part, upon its ability to attract and retain such employees. The Company believes that its relations with its employees are good.

Item 2. PROPERTIES

        The Company owns no real estate. The Company's manufacturing operations, corporate headquarters, administrative, engineering and sales offices are located in a 95,000 square foot facility located at 6550 Dumbarton Circle, Fremont, California. The facility is owned by an affiliate of the Parent and the Company leases approximately 85,000 square feet, 89% of the total, for its use. Lundahl Instruments is located in a 4,480 square foot facility at 429 S. Main Street, Logan, Utah. The Company believes its current facilities will be adequate for the foreseeable future. See Note 7 of Notes to Consolidated Financial Statements for information regarding lease commitments.
        The Company maintains insurance policies for property, casualty, fire, business interruption, workers compensation, general liability and product liability. There can be no assurance that in the future, the Company will continue to be able to obtain such insurance on commercially and economically feasible terms. In the event the Company were to suffer a claim not covered by insurance or if insurance coverage is insufficient, such claim could have an adverse effect on the Company's operations or financial condition. The Company anticipates that additional space will be needed during 2000 for the Automation Sensors operations.

































                               PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

Market Information

     The Common Stock of the Company is traded on the Nasdaq
National Market under the symbol STIZ. The stock tables in most daily newspapers list the Common Stock of the Company under "SciTech".


Price of Common Stock
----------------------
1999              High      Low      1998              High      Low
--------------- --------- ---------  --------------- --------- ---------
1st Quarter       $6-1/2   $5-3/16   1st Quarter      $ 16     $ 9-3/4
2nd Quarter        6-3/4    4-17/32  2nd Quarter       12-1/2    8-1/4
3rd Quarter        7-3/8    4-7/16   3rd Quarter       10-5/8    6-1/4
4th Quarter        6-7/8      4      4th Quarter        7-1/2    4-3/4

The closing sales price of the Common Stock on March 1, 2000 was $5.63 per share.

Holders

     There were 791 stockholders of record on March 1, 2000.

Dividends

        In 1999, regular quarterly dividends of $.0475 per share were paid on April 1, July 1, September 1, and December 8. In 1998, regular quarterly dividends of $.045 per share were paid on April 1, July 1, September 9, and December 2. On March 6, 2000, the Company declared a regular quarterly dividend of $.05 per share, payable on April 1, 2000 to shareholders of record on March 19, 2000.



















ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA
                      SCIENTIFIC TECHNOLOGIES INCORPORATED
                      SELECTED CONSOLIDATED FINANCIAL DATA
                     (In thousands, except per share data)

                                    For the Years Ended December 31,
                           ------------------------------------------------
                             1999      1998      1997      1996      1995
                           --------  --------  --------  --------  --------
Income statement data
---------------------------
Net sales                  $49,105   $43,465   $44,859   $38,294   $36,006
Income from operations       6,834     6,340     9,266     7,798    10,247
Net income                   4,505     4,422     6,070     5,168     6,336
Basic income per common
  share                      $0.47     $0.46     $0.63     $0.54     $0.66
Diluted income per common
  share                      $0.47     $0.46     $0.62     $0.53     $0.66

                                             December 31,
                           ------------------------------------------------
                             1999      1998      1997      1996      1995
                           --------  --------  --------  --------  --------
Balance sheet data
-------------------
Total assets               $32,536   $29,821   $26,119   $21,713   $18,097
Long-term obligations           --        --        --        --        14
Stockholders equity         27,849    25,458    22,518    17,871    14,336
Dividends declared per
  share                      $0.19     $0.18     $0.17     $0.16     $0.13

                 UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL DATA
                     (In thousands, except per share data)
1999                        First    Second   Third    Fourth
                           Quarter  Quarter  Quarter  Quarter
                           -------- -------- -------- --------
Sales                      $11,560  $12,014  $12,804  $12,727
Gross Profit                 5,751    6,064    6,394    6,127
Net Income                   1,024    1,119    1,305    1,058
Basic income per common
  share                      $0.11    $0.12    $0.14    $0.11
Diluted income per common
  share                      $0.11    $0.12    $0.14    $0.11

1998                        First    Second   Third    Fourth
                           Quarter  Quarter  Quarter  Quarter
                           -------- -------- -------- --------
Sales                      $11,113  $11,344  $10,161  $10,847
Gross Profit                 5,727    5,668    4,803    5,823
Net Income                   1,431    1,385      741    1,865
Basic income per common
  share                      $0.15    $0.14    $0.08    $0.09
Diluted income per common
  share                      $0.15    $0.14    $0.08    $0.08

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis below contains trend analysis and other forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include statements regarding anticipated future sales, margin and expense levels, future tax rates, future cash flow and working capital requirements. Actual results could differ materially from those projected in the forward looking statements as a result of the risk factors set forth under "Business Factors" and elsewhere in this report. The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto. All references to years are to fiscal years unless otherwise noted.

Results of Operations

Sales
Sales 1999 increased 13% from $43.5 million in 1998 to $49.1 million in 1999. This was primarily due to increased units shipped of our existing products, the introduction of new safety products, such as the MS 4600, in 1999 and by sales related to the acquisition of Lundahl Instruments Inc. in April 1999. Sales declined by 3% from $44.9 million in 1997 to $43.5 million in 1998. During the latter half of 1998, the General Motors labor dispute and the Asia economic situation had an adverse impact on the Company's customers doing business in those sectors, which in turn negatively impacted the Company's sales in 1998. The table below summarizes operating costs and expenses as a percent of sales for the most recent three years.

                                                 1998       1998       1997
                                              ---------- ---------- ----------
Sales                                               100%       100%       100%
                                              ---------- ---------- ----------
Gross margin                                         50%        51%        52%
                                              ---------- ---------- ----------
Operating expenses
  Selling, general and administrative                26%        29%        24%
  Research and development                           10%         8%         7%
                                              ---------- ---------- ----------
   Total operating expenses                          36%        37%        31%
                                              ---------- ---------- ----------
Income from operations                               14%        14%        21%
Interest income, net                                  1%         2%         1%
                                              ---------- ---------- ----------
Income before income taxes                           15%        16%        22%
Provision for income taxes                            6%         6%         8%
                                              ---------- ---------- ----------
Net income                                            9%        10%        14%
                                              ========== ========== ==========



Gross profit
1999 = $24.3 million
1998 = $22.0 million
1997 = $23.3 million
Increase in 1999 = 11%
Decrease in 1998 = (6%)

STI's gross margin was 50% of sales in 1999, 51% in 1998 and 52% in 1997. As a result of the higher level of shipments, gross profit increased 11% over 1998. The decline in gross profit in 1998 compared to 1997 was attributable to a product mix change resulting in increased sales of lower margin products as a percentage of total sales. Gross margins in 1999 and 1998 were impacted by higher sales of products manufactured by other companies and distributed by STI, which generally have lower gross margins.

Selling, general and administrative expenses
1999 = $12.7 million
1998 = $12.4 million
1997 = $10.9 million
Increase in 1999 = 3%
Increase in 1998 = 14%

During 1999 selling, general and administrative expenses declined to 26% of sales compared to 29% in 1998 as a result of economies of scale associated with the expanded sales revenue. Total expenditures increased 3% from 1998 to 1999 primarily as the result of higher expenditures relating to sales volume partially offset by non-recurring legal expenses in 1998. During 1998 selling, general and administrative expenses increased to 29% of sales compared to 24% in 1997. Total expenditures increased 14%, compared to 1997. During 1998, the Company continued to expand its sales force and began distributing a product data book completed in 1997. The Company anticipates that selling, general and administrative expenses will increase in the future but may fluctuate as a percent of sales.

Research and development expenses
1999 = $4.8 million
1998 = $3.3 million
1997 = $3.1 million
Increase in 1999 = 44%
Increase in 1998 = 6%

Product creation, development and enhancement have always been and continue to be an important factor in STI's long-term success. Investments in this area enable the Company to serve the factory automation market with increasingly sophisticated sensors and manufacturing control products. During 1999, the Company undertook a significant expansion of research and development efforts, particularly in the use of outside consultants. In 1999 and 1998, STI introduced a number of new products and product. The Company anticipates that the level of research and development expenses will increase in the future, although such expenses may fluctuate as a percentage of sales. To date, all product development costs have been expensed as incurred.

Income Tax
The Company's effective income tax rate was 38% in 1999, 1998 and 1997. The Company expects that its effective tax rate for 2000 will be reasonably consistent with 1999. See Notes 1 and 5 of Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

STI's working capital needs have been met through funds generated from operating activities. During 1999, operating funds were provided by net income adjusted for depreciation, the sale of short-term investments and increases in accounts payable and accrued expenses. These operating funds were used to finance increased accounts receivable and inventories, the acquisition of Lundahl Instruments, Inc., to purchase fixed assets and to pay dividends. Working capital amounted to $22.7 million at December 31, 1999. The bank line of credit, consisting of a one year revolving line and term loan commitment of $6.1 million, was renewed in 1999 and extended to May 31, 2000. Secured by qualified receivables, fixed assets and inventories, borrowing under this credit line bears interest at the bank's prime rate. At December 31, 1999, none of the revolving line of credit had been utilized. The Company has the option to convert up to $1,000,000 of the credit line into a five-year term note. See Note 4 of Notes to Consolidated Financial Statements.

The Company made certain capital expenditures during 1999, primarily for production, quality assurance, research and development equipment, information systems and software. Consistent with its customary operations and plans for growth, the Company plans to make certain capital expenditures during 2000, primarily for production, quality assurance and research and development equipment. While the Company had no formal commitments at December 31, 1999, it is anticipated that capital expenditures in 2000 will be approximately $1,700,000.

STI believes that its cash flow from operations and available bank borrowings will be sufficient to meet anticipated working capital requirements through at least 2000. While the Company continues to evaluate its financing alternatives from time to time, it has no current plans to raise additional outside capital.

Relationship with Parent
Cash transfers, management service and interest charges from the Parent to the Company, charges for income taxes and the Parent's share of dividends are reflected as increases to the Payable to Parent account or as decreases to the Receivable from Parent account. The Parent files consolidated returns, including the accounts of the Company, for federal and state income taxes. See
Note 2 of Notes to Consolidated Financial Statements.






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

Variability of operating results
The Company has experienced fluctuations in annual and quarterly operating results and anticipates that these fluctuations will continue. These fluctuations are caused by a number of factors, including the level and timing of customer orders, fluctuations in complementary third party products with which STI products are sold, the mix of products sold and the timing of operating expenditures. Although STI conducts only a small amount of business with Asian companies, a number of our original equipment manufacturer (OEM) customers, primarily in the semiconductor equipment market, were adversely affected by the Asian financial crisis in 1998.

Seasonality
The industrial manufacturing equipment industry can be subject to seasonality. This is also true with respect to European markets where business activity declines due to vacations taken in the summer months.

Competition
The market for industrial sensors is highly competitive. Many competitors have substantially greater name recognition and technical, marketing and financial resources than the Company. Competitive pressures could reduce market acceptance of the Company's products and result in price reductions, decreased revenues and increases in expenses.

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

Dependence on indirect distribution channel
A majority of the Company's sales are through third party distributors, system integrators and original equipment manufacturers. These resellers are not required to offer the Company's products exclusively. There can be no assurance that a reseller will continue to offer the Company's products. In addition many of the Company's resellers are privately owned firms and some may not be well capitalized.

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

To date, the Company has not been notified that any of its products infringe the proprietary rights of third parties, but there can be no assurance that third parties will not claim infringement by the Company with respect to current or future products. Any such claim, whether meritorious or not, could be time-consuming, result in costly litigation or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements might not be available on terms acceptable to the Company or at all. As a result, any such claim could have a material adverse affect upon the Company's business, results and financial condition. See "Business - Patents and Trademarks".

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

 (a) The following documents are filed as a part of this Report:

  (1) Financial Statements

        Consolidated Balance Sheet - December 31, 1999 and 1998

        Consolidated Statement of Operations - Years ended December 31, 1999,
           1998 and 1997

        Consolidated Statement of Cash Flows - Years ended December 31, 1999,
          1998 and 1997

        Consolidated Statement of Changes in Stockholders' Equity - Years ended December 31, 1999, 1998 and 1997

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

                      SCIENTIFIC TECHNOLOGIES INCORPORATED
                           CONSOLIDATED BALANCE SHEET
                     (In thousands, except per share data)

                                                          December 31,
                                                      --------------------
                                                        1999       1998
                                                      ---------  ---------
                            ASSETS
Current assets:
    Cash and cash equivalents                           $3,362     $2,577
    Short-term investments                               5,209     10,798
    Accounts receivable, net                             8,822      6,612
    Inventories                                          8,414      5,812
    Deferred income taxes                                  852      1,132
    Other assets                                           740        345
                                                      ---------  ---------
          Total current assets                          27,399     27,276

Intangible assets, net                                   2,271        --
Property and equipment, net                              2,866      2,545
                                                      ---------  ---------
          Total assets                                 $32,536    $29,821
                                                      =========  =========

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Trade accounts payable                              $2,695     $2,391
    Accrued expenses                                     1,992      1,972
                                                      ---------  ---------
          Total current liabilities                      4,687      4,363
                                                      ---------  ---------
Commitments (Note 8)

Stockholders' Equity
    Voting Preferred stock; shares authorized -
       10,000; shares issued and outstanding -
       none; $.10 par value                                --         --
    Non-voting Preferred stock; shares authorized -
       10,000; shares issued and outstanding -
       none; $.10 par value                                --         --
    Common stock; shares authorized - 100,000;
       shares issued and outstanding - 9,633 and
       9,671, respectively; $.001 par value                 10         10
    Capital in excess of par value                       5,509      5,787
    Retained earnings                                   22,330     19,661
                                                      ---------  ---------
          Total stockholders' equity                    27,849     25,458
                                                      ---------  ---------
          Total liabilities and stockholders' equity   $32,536    $29,821
                                                      =========  =========

   The accompanying notes are an integral part of these financial statements.

                      SCIENTIFIC TECHNOLOGIES INCORPORATED
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (In thousands, except per share data)

                                              For the Years Ended December 31,
                                              --------------------------------
                                                 1999       1998       1997
                                              ---------- ---------- ----------
Sales                                           $49,105    $43,465    $44,859
Cost of goods sold                               24,769     21,444     21,510
                                              ---------- ---------- ----------
  Gross profit                                   24,336     22,021     23,349
Operating expenses
  Selling, general and administrative            12,722     12,367     10,948
  Research and development                        4,780      3,314      3,135
                                              ---------- ---------- ----------
   Total operating expenses                      17,502     15,681     14,083
                                              ---------- ---------- ----------

   Income from operations                         6,834      6,340      9,266

Interest income, net                                432        794        524
                                              ---------- ---------- ----------

   Income before income taxes                     7,266      7,134      9,790
Provision for income taxes                        2,761      2,712      3,720
                                              ---------- ---------- ----------

        Net income                               $4,505     $4,422     $6,070
                                              ========== ========== ==========

   Basic net income per common share              $0.47      $0.46      $0.63
                                              ========== ========== ==========
   Shares used to compure basic
     net income per common share                  9,658      9,650      9,615
                                              ========== ========== ==========

   Diluted net income per common share            $0.47      $0.46      $0.62
                                              ========== ========== ==========
   Shares used to compure diluted
     net income per common share                  9,682      9,721      9,777
                                              ========== ========== ==========

  The accompanying notes are an integral part of these financial statements.

                      SCIENTIFIC TECHNOLOGIES INCORPORATED
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (In thousands)

                                            For the Years Ended December 31,
                                            --------------------------------
                                               1999       1998       1997
                                            ---------- ---------- ----------
Cash flows from operating activities:
  Net income                                   $4,505     $4,422     $6,070
  Adjustments to reconcile net income to
    cash provided by (used in)
     operating activities:
    Depreciation and amortization               1,189        921        833
    Changes in assets and liabilities:
       Accounts receivable, net                (2,210)       862       (782)
       Inventories                             (2,602)      (699)    (1,047)
       Other assets                              (115)      (163)      (196)
       Trade accounts payable                     304        457       (451)
       Accrued expenses                            20        305        210
                                            ---------- ---------- ----------
  Cash flows provided by operating
   activities                                   1,091      6,105      4,637
                                            ---------- ---------- ----------
Cash flows from investing activities:
       Purchases of property  and
        equipment                              (1,471)      (780)    (1,042)
       Acquisition of Lundahl Instruments,
        net of cash                            (2,310)
       Sale (purchase) of short-term
        investments, net                        5,589     (5,825)        16
                                            ---------- ---------- ----------
  Cash flows used in investing activities       1,808     (6,605)    (1,026)
                                            ---------- ---------- ----------
Cash flows from financing activities:
   Payments on debt                               --         --         --
   Issuance (repurchase) of common stock, ne     (278)       255        213
   Dividends                                   (1,836)    (1,737)    (1,636)
                                            ---------- ---------- ----------
  Cash flows used in financing activities      (2,114)    (1,482)    (1,423)
                                            ---------- ---------- ----------
Change in cash and cash equivalents               785     (1,982)     2,188
Cash and cash equivalents at beginning
 of year                                        2,577      4,559      2,371
                                            ---------- ---------- ----------
Cash and cash equivalents at end of year       $3,362     $2,577     $4,559
                                            ========== ========== ==========

Supplemental disclosure of cash flow information:
  Cash paid to Parent for income taxes         $2,761     $2,712     $3,720
                                            ========== ========== ==========

   The accompanying notes are an integral part of these financial statements.

                  SCIENTIFIC TECHNOLOGIES INCORPORATED
 CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE YEARS ENDED
                       DECEMBER 31, 1997, 1996 AND 1995
                                 (In thousands)

                                         Common Stock
                               ----------------------------
                                                   Capital
                                                  in excess
                                           Par     of par   Retained
                                Shares    Value     Value   Earnings   Total
                               --------- -------- --------- -------- ---------
Balances December 31, 1995        9,602      $10    $5,319  $12,542   $17,871
   Repurchase of common stock        33      --        213       --       213
   Net income for the year           --      --          --   6,070     6,070
   Dividends paid                    --      --          --  (1,636)   (1,636)
                               --------- -------- --------- -------- ---------
Balances December 31, 1996        9,635       10     5,532   16,976    22,518
   Issuance of common stock          36      --        255       --       255
   Net income for the year           --      --          --   4,422     4,422
   Dividends paid                    --      --          --  (1,737)   (1,737)
                               --------- -------- --------- -------- ---------
Balances December 31, 1997        9,671       10     5,787   19,661    25,458
   Issuance of common stock          27      --        107       --       107
   Repurchase of common stock       (65)     --       (385)     --       (385)
   Net income for the year           --      --          --   4,505     4,505
   Dividends paid                    --      --          --  (1,836)   (1,836)
                               --------- -------- --------- -------- ---------
Balances December 31, 1998        9,633      $10    $5,509  $22,330   $27,849
                               ========= ======== ========= ======== =========

   The accompanying notes are an integral part of these financial statements.

Scientific Technologies Incorporated
Notes to Consolidated Financial Statements

NOTE 1-OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

The Company
Scientific Technologies Incorporated (the "Company") develops, manufactures and markets safety light curtains, industrial sensors, optical profilers, microcomputers and power monitoring devices for factory automation applications. A majority of the Company's outstanding common stock is held by Scientific Technology Incorporated, a California corporation (the "Parent").

The Company operates in one business segment - the development, manufacture and marketing of electronic and infrared safety light curtains, sensors and scanning products. Sales to foreign customers represented less than 10% of total sales in 1999, 1998 and 1997. One customer, a distributor, accounted for 14% of total sales in 1999 and 1998 and 18% of total sales in 1997.

The Company operates principally in the United States. The Company's operations in Germany are insignificant to the Company as a whole.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.

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

Intangible assets
Intangible assets include technology, customer lists, a covenant not to compete and goodwill acquired as part of the acquisition of Lundahl Instruments, Inc. Goodwill represents the excess of the acquisition costs over the fair market value of the assets acquired. Intangible assets are generally amortized on a straight-line basis not exceeding twenty years.

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

Comprehensive Income
For the periods presented, there is no significant difference between net income and comprehensive income.

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

NOTE 2 - RELATED PARTY TRANSACTIONS

The Parent provides certain management, marketing and sales services to the Company. The costs are allocated to the Company based on the percentage of the Company's sales to total sales of the Parent and its subsidiaries. The amounts allocated to the Company for 1999, 1998 and 1997 were $977,000, $908,000 and $824,000, respectively.

The Company leases approximately 85,000 square feet in a 95,000 square foot facility owned by an affiliate of the Parent. The lease term is for ten years. Overhead costs are allocated primarily on the basis of square footage utilized.

The Company utilizes a payable to Parent account to record activity including cash received, cash disbursed and amounts owed to the Parent for allocated charges and dividends. The net effect of transactions with the Parent resulted in a zero balance at December 31, 1999, 1998 and 1997. The Company charges interest on the receivable from the Parent and pays interest on payables to Parent at the Company's average interest rate on bank borrowings. Interest expense amounted to $0 in 1999, $20,000 in 1998 and $34,000 in 1997.

NOTE 3 - ACQUISITION OF LUNDAHL INSTRUMENTS, INC.

        On April 1, 1999, the Company acquired all of the outstanding capital stock of Lundahl Instruments, Inc. ("LII"). In the transaction, accounted for as a purchase, the Company paid $2,659,000 in cash of which $1,060,000 was allocated to goodwill, $1,000,000 was allocated to technology, $250,000 to customer lists and $50,000 to a covenant not to compete. Intangible assets acquired are generally amortized using the straight-line method over twenty years. The operations and financial position of LII were accounted for in the consolidated financial statements of the Company beginning in April 1999. LII designs and manufactures non-contact ultrasonic sensors and controllers for use in the automation of industrial processes for applications involving level and flow control, environmental monitoring, automated vehicle collision avoidance and material positioning.

NOTE 4 - BALANCE SHEET DATA

                                                      December 31,
                                               ----------------------
                                                  1999        1998
                                               ----------  ----------
  ACCOUNTS RECEIVABLE:
   Trade accounts receivable                      $9,152      $7,001
   Less: Allowance for doubtful accounts
            and sales returns                       (330)       (389)
                                               ----------  ----------
                                                  $8,822      $6,612
                                               ==========  ==========

  INVENTORIES:
   Finished goods                                 $3,108      $2,421
   Work in process                                   263         482
   Subassemblies                                     948         541
   Raw materials                                   4,095       2,368
                                               ----------  ----------
                                                  $8,414      $5,812
                                               ==========  ==========

  PROPERTY AND EQUIPMENT:
   Equipment                                      $6,305      $5,106
   Furniture and fixtures                           1076        1030
   Leasehold improvements                             96          53
                                               ----------  ----------
                                                   7,477       6,189
   Less: accumulated depreciation                 (4,611)     (3,644)
                                               ----------  ----------
                                                  $2,866      $2,545
                                               ==========  ==========

  INTANGIBLE ASSETS
   Goodwill                                       $1,060        --
   Technology                                      1,000        --
   Customer list                                     250        --
   Covenant not to compete                            50        --
                                               ----------  ----------
                                                  $2,360        --
   Less: accumulated amortization                   ($89)       --
                                               ----------  ----------
                                                  $2,271        --
                                               ==========  ==========
  ACCRUED EXPENSES:
   Accrued compensation and benefits              $1,111        $937
   Accrued commissions                               210         230
   Warranty reserve                                  321         298
   Other                                             350         507
                                               ----------  ----------
                                                  $1,992      $1,972
                                               ==========  ==========

The Company has a $6,100,000 line of credit with a bank, of which no amount was outstanding at December 31, 1999 or December 31, 1998. The line, which is subject to certain financial statement covenants, bears interest at the bank's prime rate (7.75% at December 31, 1999), is secured by accounts receivable, inventories and fixed assets, and expires on May 31, 2000.









NOTE 5 - INCOME TAXES

The provision for income taxes was as follows:

                                           Year Ended December 31,
                                   ----------------------------------
                                      1999        1998        1997
                                   ----------  ----------  ----------
                                             (In thousands)
  Current tax expense:
   Federal                            $1,941      $2,224      $3,142
   State, net of federal benefit         540         600         758
                                   ----------  ----------  ----------
   Sub total                           2,481       2,824       3,900
   Deferred tax benefit                  280        (112)       (180)
                                   ----------  ----------  ----------
   Total                              $2,761      $2,712      $3,720
                                   ==========  ==========  ==========

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. Deferred tax assets of $852,000 and $1,132,000 were comprised of $460,000 and $507,000 of inventory reserves and of other accruals and reserves not currently deductible of $392,000 and $625,000 at December 31, 1999 and 1998, respectively.

The provision for income taxes differs from the amount of tax determined by applying the applicable federal statutory income tax rate to pretax income as a result of the following differences:

                                           Year Ended December 31,
                                   ----------------------------------
                                      1999        1998        1997
                                   ----------  ----------  ----------
Percentage of pretax income:
   Statutory U.S. tax rate                34%         34%         34%
   State income taxes, net of
     federal benefit                       6%          6%          6%
   Research and development
     and other credits                    -2%         -2%         -2%
                                   ----------  ----------  ----------
Effective tax rate                        38%         38%         38%
                                   ==========  ==========  ==========













NOTE 6 - INCOME PER SHARE

A reconciliation of the numerators and denominators of the basic and diluted income per common share computations is provided below.

                                                       In Thousands      Per
                                               ----------------------   Share
                                                 Income      Shares     Amunt
                                               ----------  ---------- ----------
    1999
    Basic earnings per share calculation          $4,505       9,658      $0.47
    Effect of dilutive securities
         Stock options                              --            24       --
                                               ----------  ---------- ---------
    Dilutive earnings per share calculation       $4,505       9,682      $0.47
                                               ==========  ========== =========
    1998
    Basic earnings per share calculation          $4,422       9,650      $0.46
    Effect of dilutive securities
         Stock options                              --            71       --
                                               ----------  ---------- ---------
    Dilutive earnings per share calculation       $4,422       9,721      $0.46
                                               ==========  ========== =========
    1997
    Earnings per share of common stock            $6,070       9,615      $0.63
    Effect of dilutive securities
         Stock options                              --           162      $0.01
                                               ----------  ---------- ---------
    Earnings per share of common stock-
      assuming dilution                           $6,070       9,777      $0.62
                                               ==========  ========== =========

NOTE 7 - DIVIDENDS

On March 6, 2000, the Company declared a regular quarterly dividend of $.05 per share on all of its common shares, payable on April 3, 2000 to shareholders of record on March 17, 1999.
During 1999, the Company paid quarterly dividends of $.0475 per share. During 1998, the Company paid quarterly dividends of $.045 per share. During 1997, the Company paid regular quarterly dividends of $.0425 per share.

NOTE 8 - COMMITMENTS

The Company leases certain office and manufacturing space and other equipment under noncancellable operating leases. At December 31, 1999, future minimum payments under these leases due in the years 2000 through 2005 were approximately $730,000 per year.

Rent expense under operating lease agreements was approximately $720,000 in 1999, $685,000 in 1998 and $630,000 in 1997, respectively.

As of December 31, 1999, the Company had an open purchase commitment with a vendor for $750,000.

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Shareholders of Scientific Technologies Incorporated

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of cash flows and of changes in stockholders' equity present fairly, in all material respects, the financial position of Scientific Technologies Incorporated (a subsidiary of Scientific Technology Incorporated) and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.






PricewaterhouseCoopers LLP
San Jose, California
March 3, 2000

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE

              None.
                                           PART III

Certain information required by Part III is omitted from this Report in that the registrant will file a definitive Proxy Statement for its 2000 Annual Meeting of Stockholders pursuant to Regulation 14A (the "Proxy Statement") no later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference.

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item concerning the Company's directors and the Company's executive officers is incorporated by reference to the sections entitled "Nominees" and "Management", respectively, appearing in the Company's Proxy Statement for its 2000 Annual Meeting of
Stockholders.

Item 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the sections entitled "Executive Compensation" and "Report of the Compensation Committee" appearing in the Proxy Statement for its 2000 Annual Meeting of Stockholders.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT

The information required by this Item is incorporated by reference to the sections entitled "Security Ownership of Certain Beneficial Owners and Management" appearing in the Proxy Statement for its 2000 Annual Meeting of Stockholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the sections entitled "Certain Relationships and Related Transactions" appearing in the Proxy Statement for its 2000 Annual Meeting of Stockholders.

                                PART IV

Item 14. EXHIBITS LIST AND REPORTS ON FORM 8-K.

(a)  The following documents are filed as a part of this Report:

        1.   FINANCIAL STATEMENTS
              Reference is made to the index appearing in Item 8(a) of this report.

        2. EXHIBITS AND EXHIBIT INDEX:

        Exhibit 2.1 -  Stock Acquisition Agreement by and Among Scientific
                       Technologies Incorporated,
                       Lundahl Instruments, Inc. and Mark Lundahl dated March 31, 1999.

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

        Exhibit 3.3 -  By-Laws are incorporated by reference to the
                       Registrant's Form 10-K for the
                       year ended December 31, 1985, Exhibit 3.

        Exhibit 4.1 -  1997 Employee Stock Purchase Plan is incorporated by reference to the Registrant's
                       Registration Statement on Form S-8 dated October 2, 1998

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

        Exhibit 10.3 - Amendment dated June 9, 1999 to Bank Agreement dated November 29, 1994 with Bank of The West

        Exhibit 21.1-  Subsidiaries of the Registrant.

        Exhibit 23.1 - Consent of PricewaterhouseCoopers LLP, Independent
                       Accountants.

        Exhibit 24.1 - Power of Attorney (included on page 28).

        Exhibit 27.1 - Financial Data Schedule.

      All other exhibits for which provision is made in Regulation S-K of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(b)  No Reports on Form 8-K were filed during the last quarter of 1999.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 SCIENTIFIC TECHNOLOGIES INCORPORATED

Dated: March 6, 2000             By /s/ Anthony R. Lazzara
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

        Signature                         Title                      Date
-------------------------  -----------------------------------  ---------------
/s/ Anthony R. Lazzara     Chairman of the Board and             March 6,2000
------------------------     Director                           ---------------
Anthony R. Lazzara

/s/ Joseph J. Lazzara      President, Chief Executive Officer,   March 6,2000
------------------------     Treasurer, Director (Principal     ---------------
Joseph J. Lazzara          Executive and Financial Officer)

/s/ James A. Lazzara       Vice President, Secretary and         March 6, 2000
------------------------     Director                           ---------------
James A. Lazzara

/s/ James A. Ashford       Vice President and Director           March 6,2000
------------------------                                        ---------------
James A. Ashford

/s/ Carl H. Frei           Director                              March 6, 2000
------------------------                                        ---------------
Carl H. Frei

/s/ Bernard J. Ploshay     Director                              March 6, 2000
------------------------                                        ---------------
Bernard J. Ploshay

/s/ Richard O. Faria       Vice President, Finance and           March 6,2000
------------------------   Administration (Principal Accounting ---------------
Richard O. Faria           Officer)

                     SCIENTIFIC TECHNOLOGIES INCORPORATED

                                   EXHIBITS

                                      TO


                          ANNUAL REPORT ON FORM 10-K
                         YEAR ENDED DECEMBER 31, 1999


                         EXHIBITS - TABLE OF CONTENTS

Exhibit  2.1 - Stock Acquisition  Agreement between Lundahl Inc. and
               Scientific Technologies Incorporated dated March 31, 1999

Exhibit 10.3 - Amendment dated June 9, 1999 to Bank Agreement dated November 29, 1994

Exhibit 21.1 - Subsidiaries of the Registrant

Exhibit 23.1 - Consent of Independent Accountants

Exhibit 24.1 - Power of Attorney (included on page 28)

Exhibit 27.1 - Financial Data Schedule