Form 10-Q
period 2000-03-31
SCIENTIFIC TECHNOLOGIES INC
filed 2000-05-15
CIK 708250

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 2000

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

Common stock outstanding as of April 30, 2000 was 9,641,704 shares.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                      SCIENTIFIC TECHNOLOGIES INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEET
                     (In thousands, except per share data)

                                                   March 31,  December 31,
                                                      2000         1999
                                                   -----------  -----------
                     Assets                        (unaudited)
Current assets:
    Cash and cash equivalents                         $  698       $3,362
    Short-term investments                               872        5,209
    Accounts receivable, net                          10,251        8,822
    Inventories (Note 1)                               8,541        8,414
    Deferred income taxes                                852          852
    Other assets                                       1,079          740
                                                   -----------  -----------
       Total current assets                           22,293       27,399
intangibles and other assets                           9,172        2,271
Property and equipment, net                            3,289        2,866
                                                   -----------  -----------
       Total assets                                  $34,754      $32,536
                                                   ===========  ===========

              Liabilities and Stockholders' Equity
Current liabilities:
    Trade accounts payable                            $2,184       $2,695
    Payable to Parent                                  1,350          --
    Accrued expenses                                   2,699        1,992
                                                   -----------  -----------
       Total current liabilities                       6,233        4,687
                                                   -----------  -----------

Stockholders' Equity
    Common stock: shares authorized 20,000,
     issued and outstanding; 9,642                        10           10
    Capital in excess of par value                     5,509        5,509
    Retained earnings                                 23,002       22,330
                                                   -----------  -----------
       Total stockholders' equity                     28,521       27,849
                                                   -----------  -----------
       Total liabilities and stockholders' equity    $34,754      $32,536
                                                   ===========  ===========

   The accompanying notes are an integral part of these financial statements.

                      SCIENTIFIC TECHNOLOGIES INCORPORATED
                    CONDENSED CONSOLIDATED STATEMENT OF INCOME
                      (In thousands, except per share data)
                                   (unaudited)

                                     Three Months Ended
                                         March 31,
                                    ---------------------
                                       2000       1999
                                    ---------- ----------
Sales                                 $13,490    $11,560
Cost of goods sold                      6,420      5,809
                                    ---------- ----------
  Gross profit                          7,070      5,751
                                    ---------- ----------
Operating expenses
  Selling, general and
    administrative                      3,766      3,057
  Research and development              1,500      1,171
                                    ---------- ----------
   Total operating expenses             5,266      4,228
                                    ---------- ----------
   Income from operations               1,804      1,523

Interest and other income, net             57        129
                                    ---------- ----------
   Income before income taxes           1,861      1,652

Provision for income taxes                707        628
                                    ---------- ----------
        Net income                     $1,154     $1,024
                                    ========== ==========

 Net income per common share:(Note 2)
    Basic                               $0.12      $0.11
                                    ========== ==========
    Diluted                             $0.12      $0.11
                                    ========== ==========

 Shares used to compute net income
 per common share:(Note 2)
    Basic                               9,642      9,670
                                    ========== ==========
    Diluted                             9,669      9,690
                                    ========== ==========

  The accompanying notes are an integral part of these financial statements.

                      SCIENTIFIC TECHNOLOGIES INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                               (In thousands)
                                 (unaudited)

                                                        Three Months Ended
                                                             March 31,
                                                      -----------------------
                                                          2000        1999
                                                      ----------- -----------
Cash flows from operating activities
  Net income                                              $1,154      $1,024
  Adjustments to reconcile net income to cash
    provided by operating activities:
    Depreciation and amortization                            279         242

    Changes in assets and liabilities:
      Increase in accounts receivable                       (339)     (1,110)
      Decrease in inventories                                397         652
      Increase in other assets                              (336)        --
      Decrease in accounts payable                          (636)       (370)
      Increase in payable to Parent                          931         268
      Increase (decrease) in accrued liabilities             515        (291)
                                                      ----------- -----------
        Cash flows provided by operating activities        1,965         415
                                                      ----------- -----------

Cash flows from investing activities
  Purchase of property, plant and equipment                 (206)       (305)
  Net cash used in the acquisition of PSI-Tronix, Inc.    (8,760)        --
  Sale (purchase) of short-term investments                4,337         845
                                                      ----------- -----------
        Cash flows used in investing activities           (4,629)        540
                                                      ----------- -----------

Cash flows from financing activities
   Dividends                                                  --          --
   Issuance (repurchase) of common stock                      --          --
                                                      ----------- -----------
        Cash flows used in financing activities               --          --
                                                      ----------- -----------
Change in cash and cash equivalents                       (2,664)        955

Cash and cash equivalents at beginning of period           3,362       2,577
                                                      ----------- -----------
Cash and cash equivalents at end of period                $  698      $3,532
                                                      =========== ===========

Supplemental disclosure of cash flow information:
  Cash paid to the Parent for income taxes                $  707      $  628
                                                      =========== ===========

  The accompanying notes are an integral part of these financial statements.

                 SCIENTIFIC TECHNOLOGIES INCORPORATED
             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

      The consolidated financial statements as of March 31, 2000 and for the three months ended March 31, 2000 and 1999 are unaudited. In the opinion of management, they reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results of these periods but may not necessarily be indicative of the results to be expected for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been consolidated or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. We suggest that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in Scientific Technologies Incorporated's Annual Report to Shareholders on Form 10-K for the year ended December 31, 1999.

   1. INVENTORIES
    Inventories consist of the following (in thousands):

                                               March 31,    December 31,
                                                 2000           1999
                                             ------------   ------------
         Raw materials                           3,674            4,095
         Subassemblies                           1,048              948
         Work in process                           310              263
         Finished goods                         $3,509           $3,108
                                             ------------   ------------
                                                $8,541           $8,414
                                             ============   ============

2. NET INCOME PER SHARE
     A reconciliation of the numerators and denominators of the basic and diluted income per common share computations is provided below.

                                           (In Thousands)       (Per Share)
Three months ended March 31, 2000       Income        Shares       Amount
--------------------------------------------------------------------------
Basic earnings per share calculation    $1,154         9,642        $0.12
Effect of dilutive securities
          Stock options                    -              27           -
                                         -----         -----         ----
Diluted earnings per share calculation  $1,154         9,669        $0.12
                                         =====         =====         ====

Three months ended March 31, 1999
---------------------------------
Basic earnings per share calculation    $1,024         9,670        $0.11
Effect of dilutive securities
          Stock options                    -              20           -
                                         -----         -----         ----
Diluted earnings per share calculation  $1,024         9,690        $0.11
                                         =====         =====         ====

3. DIVIDEND PAID
     On March 6, 2000, the Company declared a cash dividend of $.05 per share on all outstanding shares of its common stock. This dividend was paid on April 3, 2000 to shareholders of record on March 17, 2000. Approximately 87% of the outstanding common stock of the Company is beneficially owned by Scientific Technology Incorporated, a California corporation under common control with the Company. Dividends paid to Scientific Technology Incorporated were applied to the Payable to Parent account.


4. COMPREHENSIVE INCOME
        For the three months ended March 31, 2000 and 1999, there is no difference between net income and comprehensive income.

5. ACQUISITION OF PSI-TRONIX, INC.

               (Amounts in thousands)

        On March 16, 2000, the Company acquired certain of the assets of PSI-Tronix Inc. ("PSI"). The transaction will be accounted for as a purchase, the Company estimates the cost of the acquisition will be $8,760 in cash, of which $6,920 is to be allocated to goodwill and will be amortized using the straight-line method over twenty years. These estimates have been reflected in the March 31, 2000 quarterly financial statements. The operations and financial position of PSI were accounted for in the consolidated financial statements of the Company beginning on March 16, 2000. PSI designs, develops and manufactures pressure transducers, digital pressure gauges, displacement and velocity transducers, and pressure comparators, for use in a variety of factory, aerospace, medical and semiconductor oil and gas markets and applications. Additional information for this acquisition will be included in the amended Form 8K which will be filed within 60 days of the original 8K filing.

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

Results of Operations

        Scientific Technologies Incorporated designs, manufactures and distributes automation safeguarding and specialty sensor products for the industrial control market. The Company's products include safety light guards, profiling scanners, factory automation sensors, controls, components, microcomputers, fiber optics, power monitoring devices, safety mats, pressure, displacement and velocity transducers, digital pressure gauges and comparators and other electronic equipment supplied to industrial automation, commercial and defense customers.

        Sales for the three months ended March 31, 2000 increased 17% to $13,490 from $11,560 in the first quarter of 1999. First quarter sales were positively impacted by the growth of the Company's automation safety products, by the acquisition of Lundahl Instruments (LII) in April 1999 and to a lesser extent, by the effect of increased prices in selected products. In addition, two weeks of sales were recorded by PSI-Tronix, which was acquired on March 16 of this year. (See Note 5 of Notes to Consolidated Financial Statements).

        Gross margin as a percentage of sales was 52% during the first quarter of 2000 compared to 50% in the same 1999 quarter. The price increase of selected products mentioned above and economies of scale associated with the higher sales levels led to the increase in gross profit as a percentage of sales.

        Selling, general and administrative expenses increased 23% to $3,766 in the first quarter of 2000 from $3,057 in the first quarter of 1999.
This increase was due to increased expenses associated with the higher levels of revenue, as well as expenses incurred by LII. Selling, general and administrative expenses as a percentage of sales were 28% compared to 26% for the comparable 1999 period, primarily due to higher printing, publicity and expenses associated with the termination of an outside sales representative.

       Reflecting the Company's continuing commitment to new product development, first quarter 2000 research and development expenses increased 28% to $1,500 from $1,171 in the comparable period in 1999. Research and development expenses were 11% of sales for the three months ended March 31, 2000 compared to 10% for the comparable 1999 quarter. The Company anticipates that it will continue to make similar investments in research and development in subsequent quarters.

Liquidity and Capital Resources

        At March 31, 2000 the Company's working capital was $16,060, a 29% decline from the $22,712 reported at December 31, 1999. This decline was primarily the result of the acquisition of PSI-Tronix in March of 2000, increased Payable to Parent, accrued expenses, lower inventories and short-term investments, which were partially offset by positive cash flows from operations, resulting in increased accounts receivable and lower accounts payable.

        Available bank borrowings were $6,100,000 at March 31, 2000. The Company believes that cash from operations, together with its cash resources and available bank borrowings, will be sufficient to fund its working capital requirements for the next twelve months.

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

Dependence on indirect distribution channel
        A majority of the Company's products are sold through third party distributors, systems integrators and original equipment manufacturers. These resellers are not required to offer the Company's products exclusively and there can be no assurance that any of the Company's resellers will continue to offer the Company's products.

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

Risks Associated with Potential Acquisitions, Investments or Other
Ventures
      The Company may acquire or make investments in complementary businesses, technologies, services or products if appropriate opportunities arise. From time to time, the Company has discussions and negotiations with other companies regarding acquiring or investing in such companies' businesses, products, services or technologies, and the Company regularly engages in such discussions and negotiations in the ordinary course of its business. For example, on March 16, 2000, the Company completed the acquisition of PSI-Tronix, Inc ("PSI") by purchasing certain of its assets. There can be no assurance that the Company will be able to identify future suitable acquisition or investment candidates, or if it does identify suitable candidates, that it will be able to make such acquisitions or investments on commercially acceptable terms or at all. If the Company acquires or invests in another company, it could have difficulty in assimilating that company's personnel, operations, technology and software or integrating the acquired products, services or technologies in its operations. Further, any such acquisition could cause the Company to assume unanticipated liabilities of the acquired company. In addition, the key personnel of the acquired company may decide not to work for the Company. These difficulties could disrupt the Company's ongoing business, distract its management and employees, increase its expenses and adversely affect its result of operations. Furthermore, the Company may incur indebtedness or issue equity securities to pay for any future acquisitions. The issuance of equity securities would be dilutive to the Company's existing shareholders.

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

        Exhibit 10.3 - Amendment dated May 31, 199 to Bank Agreement dated November 29, 1994 is incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 1999, Exhibit 10.3.

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

        Exhibit 23.1 - Consent of Independent Accountants is incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 1999, Exhibit 23.1

        Exhibit 24.1 - Power of Attorney is incorporated by reference to the Registrant's Form 10-K for the year ended ended December 31, 1999, Exhibit 24.1

        Exhibit 27.0 - Financial Data Schedule.

(b) A Report on Form 8-K was filed on March 27, 2000, reporting the acquisition on March 16, 2000 of all of the assets and the assumption of certain of the liabilities of PSI-Tronix, Inc., a California corporation, by Scientific Technologies Incorporated, through its wholly-owned subsidiary, PSI-Tronix Technologies, Inc., a California corporation.

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


 Date:    May 12, 2000                            /s/Joseph J. Lazzara
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







Date:     May 12, 2000                           /s/ Richard O. Faria
       -----------------                     ----------------------------------
                                                     Richard O. Faria
                                                  Vice-President, Finance &
                                                      Administration
                                                (Principal Accounting Officer)