Form 10-Q
period 2000-06-30
SCIENTIFIC TECHNOLOGIES INC
filed 2000-08-14
CIK 708250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000 or

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO _____________

Commission file number 0-12254

SCIENTIFIC TECHNOLOGIES INCORPORATED
(Exact name of registrant as specified in its charter)

Oregon	77-0170363
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

6550 Dumbarton Circle
Fremont, CA    94555
(Address of principal executive offices including zip code)

(510) 608-3400
(Registrant's telephone number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    YES [X] NO [   ],

Common stock outstanding as of July 31, 2000 was 9,630,047 shares.

SCIENTIFIC TECHNOLOGIES INCORPORATED
Report On Form 10-Q For The
Quarter Ended June 30, 2000
INDEX

PART I. Financial Information	Page No.

Item 1. Financial Statements (unaudited):

Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999	**

Consolidated Statements of Operations for the Three and Six Months ended June 30, 2000 and 1999	**

Consolidated Statements of Cash Flows for the Six Months ended June 30, 2000 and 1999	**

Notes to Consolidated Financial Statements	**

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	**

PART II. Other Information

Item 1. legal Proceedings	**

Item 2: Changes in Securities and Use of Proceeds	**

Item 3: Defaults Upon Senior Securities	**

Item 4: Submission of Matters to a Vote of Security Holders	**

Item 5: Other Information	**

Item 6. Exhibits and Reports on Form 8-K	**

Signatures	**

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

SCIENTIFIC TECHNOLOGIES INCORPORATED
CONSOLIDATED BALANCE SHEET
(Unaudited, in thousands)

                                                     June 30,   December 31,
                                                       2000         1999
                                                   -----------  -----------
                     Assets
Current assets:
    Cash and cash equivalents                            $482       $3,362
    Short-term investments                              2,123        5,209
    Accounts and notes receivable, net                  8,854        8,822
    Inventories (Note 1)                                8,398        8,414
    Deferred income taxes                                 852          852
    Other assets                                        1,732          740
                                                   -----------  -----------
       Total current assets                            22,441       27,399
Intangible assets                                       8,911        2,271
Property and equipment, net                             3,516        2,866
                                                   -----------  -----------
       Total assets                                   $34,868      $32,536
                                                   ===========  ===========

              Liabilities and Stockholders' Equity
Current liabilities:
    Trade accounts payable                             $1,976       $2,695
    Accrued expenses                                    2,878        1,992
                                                   -----------  -----------
       Total current liabilities                        4,854        4,687
                                                   -----------  -----------

Commitments and contingencies

Stockholders' Equity
    Common stock: shares authorized 20,000,
      issued and outstanding: 9,630
      ($.001 par value)                                    10           10
    Capital in excess of par value                      5,351        5,509
    Retained earnings                                  24,653       22,330
                                                   -----------  -----------
       Total stockholders' equity                      30,014       27,849
                                                   -----------  -----------
       Total liabilities and stockholders' equity     $34,868      $32,536
                                                   ===========  ===========

The accompanying notes are an integral part of these financial statements.

SCIENTIFIC TECHNOLOGIES INCORPORATED
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

                                      Three Months Ended     Six Months Ended
                                           June 30,               June 30,
                                    ---------------------  ---------------------
                                        2000       1999        2000       1999
                                    ---------- ----------  ---------- ----------
Sales                                 $15,209    $12,014     $28,699    $23,574
Cost of goods sold                      7,217      5,950      13,637     11,758
                                    ---------- ----------  ---------- ----------
  Gross profit                          7,992      6,064      15,062     11,816
                                    ---------- ----------  ---------- ----------
Operating expenses
  Selling, general and
    administrative                      4,139      3,256       7,906      6,314
  Research and development              1,227      1,125       2,727      2,296
                                    ---------- ----------  ---------- ----------
   Total operating expenses             5,366      4,381      10,633      8,610
                                    ---------- ----------  ---------- ----------
   Income from operations               2,626      1,683       4,429      3,206

Interest and other income, net             39        121          95        250
                                    ---------- ----------  ---------- ----------
   Income before income taxes           2,665      1,804       4,524      3,456

Provision for income taxes              1,013        685       1,719      1,313
                                    ---------- ----------  ---------- ----------
        Net income                     $1,652     $1,119      $2,805     $2,143
                                    ========== ==========  ========== ==========

Net income per common share
  (Note 2)
    Basic                               $0.17      $0.12       $0.29      $0.22
                                    ========== ==========  ========== ==========
    Diluted                             $0.17      $0.12       $0.29      $0.22
                                    ========== ==========  ========== ==========
Shares used to compute net
  income per common share
  (Note 2)
    Basic                               9,642      9,658       9,646      9,660
                                    ========== ==========  ========== ==========
    Diluted                             9,665      9,679       9,671      9,663
                                    ========== ==========  ========== ==========

The accompanying notes are an integral part of these financial statements.

SCIENTIFIC TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited, in thousands)

                                                        Six Months Ended
                                                           June 30,
                                                    -----------------------
                                                        2000        1999
                                                    ----------- -----------
Cash flows from operating activities:
  Net income                                            $2,805      $2,143
  Adjustments to reconcile net income to cash
    provided by operating activities:
    Depreciation and amortization                          667         388

    Changes in assets and liabilities:
      (Increase) decrease in accounts receivable         1,058        (653)
      (Increase) decrease in inventories                   580        (650)
      Increase in other assets                            (205)       (714)
      Increase (decrease) in accounts payable             (827)        302
      (Increase) decrease in receivable                      0           0
        from Parent                                       (784)        237
      Increase in accrued liabilities                      740         103
                                                    ----------- -----------
        Cash flows provided by operating activities      4,034       1,156
                                                    ----------- -----------

Cash flows from investing activities:
  Purchase of property, plant and equipment               (707)       (594)
  Net cash used in the acquisition of
    PSI-Tronix, Inc.                                    (8,653)         --
  Acquisition of Lundahl Instruments, net
    of cash                                                 --      (2,659)
  Sale of short-term investments                         3,086       1,167
                                                    ----------- -----------
        Cash flows used in investing activities         (6,274)     (2,086)
                                                    ----------- -----------

Cash flows from financing activities:
  Dividends                                               (482)       (440)
  Repurchase of common stock                              (158)       (198)
                                                    ----------- -----------
        Cash flows used in financing activities           (640)       (638)
                                                    ----------- -----------
Change in cash and cash equivalents                     (2,880)     (1,568)

Cash and cash equivalents at beginning of period         3,362       2,577
                                                    ----------- -----------
Cash and cash equivalents at end of period                $482      $1,009
                                                    =========== ===========

Supplemental disclosure of cash flow information:
  Cash paid to the Parent for income taxes              $1,719      $1,313
                                                    =========== ===========

The accompanying notes are an integral part of these financial statements.

SCIENTIFIC TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements as of June 30, 2000 and for the three months and six ended June 30, 2000 and 1999 are unaudited. In the opinion of management, they reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results of these periods but may not necessarily be indicative of the results to be expected for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been consolidated or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. We suggest that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in Scientific Technologies Incorporated's Annual Report to Shareholders on Form 10-K for the year ended December 31, 1999.

1. INVENTORIES

Inventories consisted of the following: (In thousands)

	June 30, 2000	December 31, 1999
Raw Materials	$3,831	$4,095
Subassemblies	847	948
Work in Process	279	263
Finished Goods	3,441	3,108
	$8,398	$8,414

2. NET INCOME PER SHARE

A reconciliation of the numerators and denominators of the basic and diluted income per common share computations is provided below.

                                                               Per
                                           (In thousands)     Share
Three months ended June 30, 2000          Income    Shares   Amount
---------------------------------------- --------- --------- -------
Basic earnings per share calculation    $   1,652     9,642 $  0.17
Effect of dilutive securities
    Stock options                              --        23      --
                                         --------- --------- -------
Diluted earnings per share calculation  $   1,652     9,665 $  0.17
                                         ========= ========= =======
Three months ended June 30, 1999
----------------------------------------
Basic earnings per share calculation    $   1,119     9,658 $  0.12
Effect of dilutive securities
    Stock options                              --        21      --
                                         --------- --------- -------
Diluted earnings per share calculation  $   1,119     9,679 $  0.12
                                         ========= ========= =======
Six months ended June 30, 2000
----------------------------------------
Basic earnings per share calculation    $   2,805     9,646 $  0.29
Effect of dilutive securities
    Stock options                              --        25      --
                                         --------- --------- -------
Diluted earnings per share calculation  $   2,805     9,671 $  0.29
                                         ========= ========= =======
Six months ended June 30, 1999
----------------------------------------
Basic earnings per share calculation    $   2,143     9,660 $  0.22
Effect of dilutive securities
    Stock options                              --         3      --
                                         --------- --------- -------
Diluted earnings per share calculation  $   2,143     9,663 $  0.22
                                         ========= ========= =======

3. DIVIDEND PAID

On May 25, 2000, the Company declared a cash dividend of $.05 per share on all outstanding shares of its common stock. This dividend was paid on July 5, 2000 to shareholders of record on June 23, 2000. A dividend of $.05 was paid on April 3, 2000 to shareholders of record on March 17, 2000. Approximately 87% of the outstanding common stock of the Company is beneficially owned by Scientific Technology Incorporated, a California corporation under common control with the Company. Dividends paid to Scientific Technology Incorporated were applied to the Payable to Parent account.

4. COMPREHENSIVE INCOME

For the three months ended June 30, 2000 and 1999, there is no difference between net income and comprehensive income.

5. ACQUISITION OF PSI-TRONIX, INC.

(Amounts in thousands)

On March 16, 2000, the Company acquired certain of the assets of PSI-Tronix Inc. ("PSI"). In the transaction, accounted for as a purchase, the Company paid $8,653 in cash of which $4,261 was allocated to goodwill, $1,500 was allocated to technology and $1,011 was allocated to customer lists. The intangible assets acquired are generally amortized using the straight-line method over five to twenty years. The operations and financial position of PSI-Tronix were accounted for in the consolidated financial statements of the Company beginning in March 2000. PSI designs, develops and manufactures pressure transducers, digital pressure gauges, displacement and velocity transducers, and pressure comparators, for use in a variety of factory, aerospace, medical and semiconductor oil and gas markets and applications. Additional information for this acquisition is included in the Company's amended Form 8K/A, which was filed on May 30, 2000.

The following unaudited pro-forma consolidated amounts give effect to this acquisition as if it had occurred on January1, 1999 by consolidating the results of operations of PSI with the results of the Company for the six months ended June 30, 2000 and 1999.

	2000	1999
Sales	$30,239	$27,090

Net income	$ 3,124	$ 2,865

Net income per common share, basic and diluted	$ 0.32	$ 0.30

Shares used to compute net income per common share	9,671	9,663

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in thousands except percentages)

This interim report on Form 10-Q contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. Such statements include expectations, beliefs, intentions or strategies regarding future operating results, future expenditures, future cash requirements, and future industry conditions that involve risks and uncertainties. The Company's actual results could differ materially from those projected in such forward-looking statements as a result of many factors, including, without limitation, those set forth under this section, the section entitled "Business Factors" below and elsewhere in this report on Form 10-Q.

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

Sales for the three months ended June 30, 2000 increased 27% to $15,209 from $12,014 in the second quarter of 1999. For the six months ended June 30, 2000 sales increased 22% to $28,699 from the $23,574 in the comparable period in 1999. Second quarter and first half sales were positively impacted by the acquisition of PSI-Tronix Technologies (PSI-Tronix) in March 2000, by the growth of the Company's automation safety products, and to a lesser extent, by the effect of increased prices of certain safety products and sensors.

Gross margin as a percentage of sales was 53% during the second quarter of 2000 compared to 51% in the same 1999 quarter. Six month gross margin was also 53% of sales compared to 50% for the same period in 1999. Increased margins in both periods were the result of economies of scale associated with the higher sales levels, the price increases mentioned above and a shift in the mix of sales to products with a relative lower cost of sales.

Selling, general and administrative expenses increased 27% to $4,139 in the second quarter of 2000 from $3,256 in the second quarter of 1999. For the six months ended June 30, 2000, selling general and administrative expenses rose 25% to $7,906 from $6,314 in the comparable 1999 period. These increases were due to higher expenses associated with the increased levels of revenue, as well as expenses incurred by PSI-Tronix. Selling, general and administrative expenses as a percentage of sales remained constant at 27% for the three and six months ended June 30, 2000 compared to the same 1999 periods.

Reflecting the Company's continuing commitment to new product development, second quarter 2000 research and development expenses increased 9% to $1,227 from $1,125 in the comparable period in 1999. For the six months ended June 30, 2000, research and development expenses grew 19% to $2,727 from $2,296 in the first half of 1999. Research and development expenses were 8% of sales for the three months ended June 30, 2000 compared to 9% for the comparable 1999 quarter. Research and development expenses remained constant at 10% of sales for the first six months of 2000 and 1999. The Company anticipates that it will continue to make similar investments in research and development in subsequent quarters.

Liquidity and Capital Resources

At June 30, 2000 the Company's working capital was $17,587, a 23% reduction from the $22,712 reported at December 31, 1999. This decline was primarily the result of the acquisition of PSI-Tronix in March of 2000, increased Receivable from Parent, accrued expenses, lower inventories and short-term investments, which were partially offset by positive cash flows from operations, resulting in increased accounts receivable and lower accounts payable.

Available bank borrowings were $6,100,000 at June 30, 2000. The Company believes that cash from operations, together with its cash resources and available bank borrowings, will be sufficient to fund its working capital requirements for the next twelve months.

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

Risks Associated with Potential Acquisitions, Investments or Other Ventures

The Company may acquire or make investments in complementary businesses, technologies, services or products if appropriate opportunities arise. From time to time, the Company has discussions and negotiations with other companies regarding acquiring or investing in such companies' businesses, products, services or technologies, and the Company regularly engages in such discussions and negotiations in the ordinary course of its business. For example, on March 16, 2000, the Company completed the acquisition of substantially all of the assets of PSI-Tronix, Inc ("PSI"). There can be no assurance that the Company will be able to identify future suitable acquisition or investment candidates, or if it does identify suitable candidates, that it will be able to make such acquisitions or investments on commercially acceptable terms or at all. If the Company acquires or invests in another company, it could have difficulty in assimilating that company's personnel, operations, technology and software or integrating the acquired products, services or technologies in its operations. Further, any such acquisition could cause the Company to assume unanticipated liabilities of the acquired company. In addition, the key personnel of the acquired company may decide not to work for the Company. These difficulties could disrupt the Company's ongoing business, distract its management and employees, increase its expenses and adversely affect its result of operations. Furthermore, the Company may incur indebtedness or issue equity securities to pay for any future acquisitions. The issuance of equity securities would be dilutive to the Company's existing shareholders.

PART II - OTHER INFORMATION

Items 1 - 3 and 5 are not applicable for this reporting period.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of shareholders held on May 25, 2000, the shareholders reelected the following to the Board of Directors, Anthony R. Lazzara: 9,490,514 shares for, Joseph J. Lazzara: 9,487,909 shares for, James A. Lazzara: 9,491,916 shares for, James A. Ashford: 9,486,859 shares for, Carl H. Frei: 9,493,916 shares for, and Bernard L. Ploshay: 9,493,916 shares for. The shareholders also approved the selection of PricewaterhouseCoopers LLP as the Company's independent accountants by a vote of 9,490,754 shares for, 6,459 shares against and 5,621 shares abstaining.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following documents are filed as a part of this Report:

Exhibit Number	Description
Exhibit 3.1 -	Articles of Incorporation, as amended, are incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 1988, Exhibit 3.1.
Exhibit 3.3 -	By-Laws are incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 1985, Exhibit 3.
Exhibit 4.1 -	1997 Employee Stock Purchase Plan is incorporated by reference to the Registrant's Registration Statement on Form S-8 dated October 2, 1998.
Exhibit 4.2 -	1997 Stock Plan is incorporated by reference to the Registrant's Registration Statement on Form S-8 dated October 2, 1998.
Exhibit 10.1 -	Lease agreement dated February 21, 1995 for 6550 Dumbarton Circle, Fremont, California 94555, is incorporated by reference to the Registrant's Form 10-KSB for the year ended December 31, 1994, Exhibit 10.4.
Exhibit 10.2 -	Bank agreement dated November 29, 1994 with Bank of The West is incorporated by reference to the Registrant's Form 10-KSB for the year ended December 31, 1994, Exhibit 10.3.
Exhibit 10.3 -	Amendment dated May 31, 1999 to Bank Agreement dated November 29, 1994 is incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 1999, Exhibit 10.3.
Exhibit 10.4 -	Lease agreement dated November 21, 1995 is incorporated by reference to the Registrant's Form 10-KSB for the year ended December 31, 1995, Exhibit 10.4.
Exhibit 10.5 -	Agreement dated January 1, 1997 with Scientific Technology Inc. for the purchase of the level sensor product line.
Exhibit 21.1 -	Subsidiaries of the Registrant is incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 1999, Exhibit 21.1.
Exhibit 23.1 -	Consent of Independent Accountants is incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 1999, Exhibit 23.1.
Exhibit 24.1 -	Power of Attorney is incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 1999, Exhibit 24.1.
Exhibit 27.0 -	Financial Data Schedule.

(b) A Report on Form 8-K was filed on March 27, 2000 reporting the acquisition on March 16, 2000 of all of the assets and the assumption of certain of the liabilities of PSI-Tronix, Inc., a California corporation, by Scientific Technologies Incorporated, through its wholly-owned subsidiary, PSI-Tronix Technologies, Inc., a California corporation. The Form 8-K was amended by a Form 8-K/A filed May 30, 2000 which included the historical and pro-forma financial statements required by Item 7.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCIENTIFIC TECHNOLOGIES INCORPORATED

(Registrant)

Date: August 14, 2000

By:	/s/Joseph J. Lazzara

Joseph J. Lazzara
President and Chief Executive Officer (Principal Executive and Financial officer)

Date: August 14, 2000

By:	/s/ Richard O. Faria

Richard O. Faria
Vice-President, Finance & Administration (Principal Accounting Officer)