Form 10-Q
period 2000-09-30
SCIENTIFIC TECHNOLOGIES INC
filed 2000-11-13
CIK 708250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000 or

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    YES [X] NO [   ],

Common stock outstanding as of October 31, 2000 was 9,637,287 shares.

SCIENTIFIC TECHNOLOGIES INCORPORATED
Report On Form 10-Q For The
Quarter Ended September 30, 2000
INDEX

PART I. Financial Information	Page No.

Item 1. Financial Statements (unaudited):

Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999	**

Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2000 and 1999	**

Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2000 and 1999	**

Notes to Consolidated Financial Statements	**

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	**

PART II. Other Information

Item 1. legal Proceedings	**

Item 2: Changes in Securities and Use of Proceeds	**

Item 3: Defaults Upon Senior Securities	**

Item 4: Submission of Matters to a Vote of Security Holders	**

Item 5: Other Information	**

Item 6. Exhibits and Reports on Form 8-K	**

Signatures	**

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

SCIENTIFIC TECHNOLOGIES INCORPORATED
CONSOLIDATED BALANCE SHEET
(Unaudited, in thousands)

                                                    September 30, December 31,
                                                        2000          1999
                                                    -----------   -----------
                     Assets
Current assets:
    Cash and cash equivalents                      $       184   $     3,362
    Short-term investments                               3,780         5,209
    Accounts and notes receivable, net                   9,445         8,822
    Inventories (Note 1)                                 8,586         8,414
    Deferred income taxes                                  852           852
    Other assets                                           692           740
                                                    -----------   -----------
       Total current assets                             23,539        27,399
Intangible assets                                        8,868         2,271
Property and equipment, net                              3,571         2,866
                                                    -----------   -----------
       Total assets                                $    35,978   $    32,536
                                                    ===========   ===========

              Liabilities and Stockholders' Equity
Current liabilities:
    Trade accounts payable                         $     1,613   $     2,695
    Payable to Parent                                      391            --
    Accrued expenses                                     3,147         1,992
                                                    -----------   -----------
       Total current liabilities                         5,151         4,687
                                                    -----------   -----------

Stockholders' equity
    Common stock: shares authorized 20,000,
      issued and outstanding: 9,630
      ($.001 par value)                                     10            10
    Capital in excess of par value                       5,527         5,509
    Retained earnings                                   25,290        22,330
                                                    -----------   -----------
       Total stockholders' equity                       30,827        27,849
                                                    -----------   -----------
       Total liabilities and stockholders' equity  $    35,978   $    32,536
                                                    ===========   ===========

The accompanying notes are an integral part of these financial statements.

SCIENTIFIC TECHNOLOGIES INCORPORATED
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

                                     Three Months Ended       Nine Months Ended
                                         September 30,           September 30,
                                   ----------------------  ----------------------
                                       2000        1999        2000        1999
                                   ----------  ----------  ----------  ----------
Sales                             $   14,992  $   12,804  $   43,691  $   36,378
Cost of goods sold                     7,494       6,410      21,131      18,168
                                   ----------  ----------  ----------  ----------
  Gross profit                         7,498       6,394      22,560      18,210
                                   ----------  ----------  ----------  ----------
Operating expenses
  Selling, general and
    administrative                     3,776       3,231      11,682       9,545
  Research and development             1,192       1,169       3,920       3,465
                                   ----------  ----------  ----------  ----------
   Total operating expenses            4,968       4,400      15,602      13,010
                                   ----------  ----------  ----------  ----------
   Income from operations              2,530       1,994       6,958       5,200

Interest and other income, net            57         111         153         361
                                   ----------  ----------  ----------  ----------
   Income before income taxes          2,587       2,105       7,111       5,561

Provision for income taxes               983         800       2,702       2,113
                                   ----------  ----------  ----------  ----------
        Net income                $    1,604  $    1,305  $    4,409  $    3,448
                                   ==========  ==========  ==========  ==========

Net income per common share
  (Note 2)
    Basic                         $     0.17  $     0.13  $     0.46  $     0.36
                                   ==========  ==========  ==========  ==========
    Diluted                       $     0.16  $     0.13  $     0.46  $     0.36
                                   ==========  ==========  ==========  ==========
Shares used to compute net
  income per common share
  (Note 2)
    Basic                              9,637       9,667       9,640       9,652
                                   ==========  ==========  ==========  ==========
    Diluted                            9,733       9,692       9,667       9,678
                                   ==========  ==========  ==========  ==========

The accompanying notes are an integral part of these financial statements.

SCIENTIFIC TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited, in thousands)

                                                         Nine Months Ended
                                                          September 30,
                                                     ------------------------
                                                         2000         1999
                                                     -----------  -----------
Cash flows from operating activities:
  Net income                                        $     4,409  $     3,448
  Adjustments to reconcile net income to cash
    provided by operating activities:
    Depreciation and amortization                         1,119          872

    Changes in assets and liabilities:
      Decrease (increase) in accounts receivable            467       (1,601)
      Decrease (increase) in inventories                    392       (1,346)
      Increase in other assets                               50           41
      Decrease in accounts payable                       (1,190)         (33)
      Increase in receivable
        from Parent                                         391        2,058
      Increase (decrease) in accrued liabilities          1,009          (12)
                                                     -----------  -----------
        Cash flows provided by operating activities       6,647        3,427
                                                     -----------  -----------

Cash flows from investing activities:
  Purchase of property, plant and equipment              (1,121)      (1,139)
  Net cash used in the acquisition of
    PSI-Tronix, Inc.                                     (8,703)          --
  Acquisition of Lundahl Instruments, net
    of cash                                                  --       (2,659)
  Sale of short-term investments                          1,429          766
                                                     -----------  -----------
        Cash flows used in investing activities          (8,395)      (3,032)
                                                     -----------  -----------

Cash flows from financing activities:
  Dividends                                              (1,449)      (1,315)
  Issuance (repurchase) of common stock                      19         (206)
                                                     -----------  -----------
        Cash flows used in financing activities          (1,430)      (1,521)
                                                     -----------  -----------
Change in cash and cash equivalents                      (3,178)      (1,126)

Cash and cash equivalents at beginning of period          3,362        2,577
                                                     -----------  -----------
Cash and cash equivalents at end of period          $       184  $     1,451
                                                     ===========  ===========

Supplemental disclosure of cash flow information:
  Cash paid to the Parent for income taxes          $     2,702  $     2,113
                                                     ===========  ===========

The accompanying notes are an integral part of these financial statements.

SCIENTIFIC TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements as of September 30, 2000, for the three and nine months ended September 30, 2000 and for the three and nine months ended September 30, 1999 are unaudited. In the opinion of management, they reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results of these periods but may not necessarily be indicative of the results to be expected for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been consolidated or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. We suggest that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in Scientific Technologies Incorporated's Annual Report to Shareholders on Form 10-K for the year ended December 31, 1999.

1. INVENTORIES

Inventories consisted of the following: (In thousands)

                                       September 30,  December 31,
                                           2000           1999
                                       -------------  -------------
    Raw materials                     $       3,592  $       4,095
    Subassemblies                               862            948
    Work in process                             438            263
    Finished goods                            3,694          3,108
                                       -------------  -------------
                                      $       8,586  $       8,414
                                       =============  =============

2. NET INCOME PER SHARE

A reconciliation of the numerators and denominators of the basic and diluted income per common share computations is provided below.

                                                                 Per
                                            (In thousands)      Share
                                           Income    Shares    Amount
                                          --------- ---------  -------
Three months ended September 30, 2000
----------------------------------------
Basic earnings per share calculation     $   1,604     9,637  $  0.17
Effect of dilutive securities
    Stock options                               --        96       --
                                          --------- ---------  -------
Diluted earnings per share calculation   $   1,604     9,733  $  0.17
                                          ========= =========  =======
Three months ended September 30, 1999
----------------------------------------
Basic earnings per share calculation     $   1,305     9,667  $  0.14
Effect of dilutive securities
    Stock options                               --        25       --
                                          --------- ---------  -------
Diluted earnings per share calculation   $   1,305     9,692  $  0.14
                                          ========= =========  =======
Nine months ended September 30, 2000
----------------------------------------
Basic earnings per share calculation     $   4,409     9,640  $  0.46
Effect of dilutive securities
    Stock options                               --        27       --
                                          --------- ---------  -------
Diluted earnings per share calculation   $   4,409     9,667  $  0.46
                                          ========= =========  =======
Nine months ended September 30, 1999
----------------------------------------
Basic earnings per share calculation     $   3,448     9,652  $  0.36
Effect of dilutive securities
    Stock options                               --        26       --
                                          --------- ---------  -------
Diluted earnings per share calculation   $   3,448     9,678  $  0.36
                                          ========= =========  =======

3. DIVIDEND PAID

On September 1, 2000, the Company paid a cash dividend of $.05 per share on all outstanding shares of its common stock to shareholders of record on August 18, 2000. Dividends of $.05 per share on all outstanding shares of common stock were paid on July 5, 2000 to shareholders of record on June 23, 2000, and April 3, 2000 to shareholders of record on March 17, 2000. Approximately 87% of the outstanding common stock of the Company is beneficially owned by Scientific Technology Incorporated, a California corporation under common control with the Company. Dividends paid to Scientific Technology Incorporated were applied to the Payable to Parent account.

4. COMPREHENSIVE INCOME

For the three months ended September 30, 2000 and 1999, there is no difference between net income and comprehensive income.

5. RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Management does not expect the adoption of SFAS 133 to have a material effect on the Company's operations or financial position. The Company is required to adopt SFAS 133 in the first quarter of fiscal 2001.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. Management does not expect the adoption of SAB 101 to have a material effect on the Company's operations or financial position. The Company is required to adopt SAB 101 in the fourth quarter of fiscal 2000 and will do so in that period.

6. ACQUISITION OF PSI-TRONIX, INC.

(Amounts in thousands)

On March 16, 2000, the Company acquired substantially all of the assets and liabilities of PSI-Tronix, Inc. ("PSI- Tronix") for a cash purchase price of $8,703. Of the total purchase price, $4,222 was allocated to goodwill, $1,500 was allocated to technology and $1,101 was allocated to customer lists. The Company is generally amortizing the intangible assets it acquired in the transaction using the straight-line method over five to twenty years. The transaction was accounted for using the purchase method of accounting. The operations and financial position of PSI-Tronix were accounted for in the consolidated financial statements of the Company beginning in March 2000. PSI-Tronix designs, develops and manufactures pressure transducers, digital pressure gauges, displacement and velocity transducers, and pressure comparators, for use in a variety of factory, aerospace, medical and semiconductor oil and gas markets and applications. Additional information for this acquisition is included in the Company's amended Form 8K/A, filed on May 30, 2000.

The following unaudited pro-forma consolidated amounts give effect to this acquisition as if it had occurred on January 1, 1999 by consolidating the results of operations of PSI-Tronix with the results of the Company for the nine months ended September 30, 2000 and 1999.

                                           2000           1999
                                       -------------  -------------
    Sales                             $      45,231  $      42,081
                                       =============  =============

    Net income                        $       4,727  $       4,486
                                       =============  =============

    Net income per common share,
      basic and diluted               $        0.49  $        0.46
                                       =============  =============
    Shares used to compute net
      income per common share:
         Basic                                9,640          9,652
                                       =============  =============
         Diluted                              9,667          9,678
                                       =============  =============

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

Results of Operations

(Amounts in thousands except percentages)

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

Sales for the three months ended September 30, 2000 increased 17% to $14,992 from $12,804 in the third quarter of 1999. For the nine months ended September 30, 2000 sales increased 20% to $43,691 from $36,378 in the comparable period in 1999. Third quarter and nine-month sales were positively impacted by the acquisition of PSI-Tronix in March 2000, by the growth of the Company's automation safety products, and to a lesser extent, by the effect of increased pricing of certain the Company's safety products and sensors.

Gross margin as a percentage of sales was 50% during the third quarter of 2000 and 1999 Gross margin for the nine-month period ended September 30, 2000 was 52% of sales compared to 50% for the same period in 1999. This was primarily the result of economies of scale associated with the higher sales levels and price increases mentioned above, and of a shift in the mix of sales to products with a relatively lower cost of sales.

Selling, general and administrative expenses increased 17% to $3,776 in the third quarter of 2000 from $3,231 in the third quarter of 1999. For the nine months ended September 30, 2000, selling general and administrative expenses rose 22% to $11,682 from $9,545 in the comparable 1999 period. These increases were due to expenses incurred by the PSI-Tronix business the Company acquired, as well as higher expenses associated with the increased levels of revenue. Selling, general and administrative expenses remained constant at 25% of sales for the three months ended September 30, 2000 and 1999 and increased to 27% of sales in the nine months ended September 30, 2000 compared to 26% in the same 1999 period, again primarily the result of PSI- Tronix related expenses.

Reflecting the Company's continuing commitment to new product development, third quarter 2000 research and development expenses increased 2% to $1,195 from $1,169 in the comparable period in 1999. For the nine months ended September 30, 2000, research and development expenses grew 13% to $3,920 from $3,465 in the first nine months of 1999. Research and development expenses were 8% of sales for the three months ended September 30, 2000 compared to 9% for the comparable 1999 quarter. Research and development expenses were 9% for the first nine months of 2000 compared to 10% of sales for the first nine months of 1999. The Company anticipates that it will continue to make substantial investments in research and development in future quarters.

Liquidity and Capital Resources

At September 30, 2000 the Company's working capital was $18,388, a 19% reduction from the $22,712 reported at December 31, 1999. This decline was primarily the result of the acquisition of PSI-Tronix in March of 2000, reduced short-term investments, increased accrued expenses and an increase to Payable to Parent account, which reduction was partially offset by positive cash flows from operations resulting in higher accounts receivable and inventories and a lower accounts payable.

Available bank borrowings were $6,100,000, all of which were unused at September 30, 2000. The Company believes that cash from operations, together with its cash resources and available bank borrowings, will be sufficient to fund its working capital requirements for the next twelve months.

Business Factors

Because of the variety of factors and uncertainties affecting the Company's operating results, past financial performance and historic trends may not be a reliable indicator of future performance. These factors, as well as other factors affecting the Company's operating performance, may result in significant volatility in the Company's common stock price. Among the factors which could affect future results are:

Variability of operating results

The Company has experienced fluctuations in annual and quarterly operating results and anticipates that these fluctuations will continue in the foreseeable future. These fluctuations are caused by a number of factors, including the level and timing of customer orders, the mix of products sold, fluctuations in sales of complementary third party products with which STI products are sold, the timing of operating expenditures and general economic conditions in the U.S. and abroad, particularly in Asia and Europe.

Sources and availability of components

The Company maintains an inventory of components and parts for its manufacturing activities. There are many sources for most of the components needed; however STI purchases some products, components and sub- assemblies from sole sources, which may be the only available supplier or may enable the Company to obtain pricing or supply efficiencies. In the event of supply interruptions from these vendors, the Company believes it could obtain most of these sole source components from alternate suppliers, but this would require the Company to transfer tooling or designs or redesign its products to facilitate use of alternate-source components. STI could incur delays in production by switching to an alternate source, which could have an adverse effect on the its business, financial condition and results of operations.

Seasonality

The industrial manufacturing equipment industry can be subject to seasonality. This is also true with respect to European markets where business activity typically declines due to vacations taken in the summer months. This seasonality could adversely affect our operating results, which could cause our stock price to decline.

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

Rapid technological change and new product development

The Company's future success will depend on its ability to enhance its current products, develop new products and respond to emerging industry standards, all on a timely and cost-effective basis. The Company cannot assure you that it will continue to be able to timely develop products and product enhancements that meet the rapid evolving needs of its customers. The introduction of new products also requires the Company to devote substantial resources in order to manage the transition from older products in order to minimize disruption of customer orders, avoid excessive levels of older product inventories and ensure that adequate supplies of new products can be delivered to meet customer demands. The Company may be unable to generate significant revenue to offset any new product related expenditures, which would adversely affect the Company's operating results.

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

Risks Associated with Potential Acquisitions, Investments or Other Ventures

The Company may acquire or make investments in complementary businesses, technologies, services or products if appropriate opportunities arise. From time to time, the Company has discussions and negotiations with other companies regarding acquiring or investing in such companies' businesses, products, services or technologies, and the Company regularly engages in such discussions and negotiations in the ordinary course of its business. For example, on March 16, 2000, the Company completed the acquisition of substantially all of the assets and liabilities of PSI-Tronix, Inc. There can be no assurance that the Company will be able to identify future suitable acquisition or investment candidates, or if it does identify suitable candidates, that it will be able to make such acquisitions or investments on commercially acceptable terms or at all. If the Company acquires or invests in another company, it could have difficulty in assimilating that company's personnel, operations, technology and software or integrating the acquired products, services or technologies in its operations. Further, any such acquisition could cause the Company to assume unanticipated liabilities of the acquired company. In addition, the key personnel of the acquired company may decide not to work for the Company. These difficulties could disrupt the Company's ongoing business, distract its management and employees, increase its expenses and adversely affect its result of operations. Furthermore, the Company may incur indebtedness or issue equity securities to pay for any future acquisitions. The issuance of equity securities would be dilutive to the Company's existing shareholders.

PART II - OTHER INFORMATION

Items 1 - 4 and 5 are not applicable for this reporting period.

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

(b) No reports on Form 8-K were filed during the third quarter of 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCIENTIFIC TECHNOLOGIES INCORPORATED

(Registrant)

Date: November 13, 2000

By:	/s/Joseph J. Lazzara

Joseph J. Lazzara
President and Chief Executive Officer (Principal Executive and Financial officer)

Date: November 13, 2000

By:	/s/ Richard O. Faria

Richard O. Faria
Vice-President, Finance & Administration (Principal Accounting Officer)