Form 10-K405
period 2000-12-31
SCIENTIFIC TECHNOLOGIES INC
filed 2001-03-29
CIK 708250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

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

(510) 608-3400
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of Class	Name of each exchange on which registered
Common Stock, $.001 Par Value	NASDAQ National Market System

      Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]     No [     ]

      Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [X]

      The aggregate market value of voting stock held by non-affiliates of the Registrant, based on the closing sales price of Common Stock on March 1, 2001 as reported by the NASDAQ Market System, was approximately $7,971,772 Such amount excludes shares held by registrant's current directors and officers and by each person who owns 5% or more of the outstanding Common Stock in that such persons may be deemed to be "affiliates" as that term is defined pursuant to the Rules and Regulations of the Securities Exchange Act of 1934. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      The number of shares of the Registrant's Common Stock outstanding as of March 1, 2001 was 9,650,369 shares.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant's definitive Proxy statement to be filed with the Securities and ExchangeCommission in connection with the Company's 2001 Annual Annual Meeting of Shareholders ("the Proxy Statement") are incorporated by reference in Part III of this Form 10K.

SCIENTIFIC TECHNOLOGIES INCORPORATED

2000 ANNUAL REPORT ON FORM 10-K

INDEX

Part I.		Page
Item 1.	Business	**
Item 2.	Properties	**
Item 3.	Legal Proceedings	**
Item 4.	Submission of Matters to a Vote of Security Holders	**
Part II.
Item 5.	Market for the Registrant's Common Equity and Related Stockholder Matters	**
Item 6.	Selected Financial Data	**
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	**
Item 7a.	Quantitative and Qualitative Disclosures About Market Risks	**
Item 8.	Financial Statements and Supplementary Data	**
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	**
Part III.
Item 10.	Directors and Executive Officers of the Registrant	**
Item 11.	Executive Compensation	**
Item 12.	Security Ownership of Certain Beneficial Owners and Management	**
Item 13.	Certain Relationships and Related Transactions	**
Part IV.
Item 14.	Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K	**
Signatures		**
Exhibits Index		**

PART I

Item 1. BUSINESS

This Annual Report contains forward-looking statements that involve risks and uncertainties. The statements contained in this Annual Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Factors that could affect our actual results include the level and timing of customer orders, the mix of products sold, fluctuations in sales of complementary third party products with which our products are sold, the timing of operating expenditures, general economic conditions in the U.S. and abroad, particularly in Asia and Europe, competition, our ability to introduce successful new products and other factors. You should carefully read the factors discussed in this Annual Report under the caption "Factors That May Affect Future Results."

These forward-looking statements reflect management's view only as of the date of this Annual Report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should also carefully consider review the risk factors described in other documents that we file from time to time with the Securities and Exchange Commission.

Overview

Scientific Technologies Incorporated designs, manufactures and distributes electrical and electronic industrial controls. Our products include safety light curtains, profiling scanners, factory automation sensors, controls, components, microcomputers, fiber optics, power monitoring, safety mats, non-contact ultrasonic sensors and controllers, and other electronic equipment supplied to industrial automation, commercial and defense customers. We were incorporated in Oregon in 1979.

Eighty-six percent (86%) of our capital stock is currently held by our parent corporation, Scientific Technology Incorporated, a California corporation.

We are organized into two product groups, Safety Products and Automation Products, within one segment, industrial automation. This new structure was initiated in 2000 to allow us to better target our products based on each group's area of specialization, customer-focused applications and products. This organization is intended to facilitate more efficient integration of new products and acquisitions.

Scientific Technology, Scientific Technologies, Datricon, STI, the STI logo, OptoSwitch, OptoData, OptoSafe and Fiberlens, are registered trademarks of our parent company, Scientific Technology Incorporated. Aegis, MiniSafe, FlexSafe, MicroSafe, BeamSafe, FastScan, SpectraData, PartScan and ValuScan are trademarks of ours. This Annual Report on Form 10-K also refers to trademarks and service marks of other companies and entities.

Products

1. Safety Products Group:

a. Safety Light Curtains. Our leading product group, which accounted for a significant majority of sales in 2000, 1999 and 1998, is a family of safety light guards, also called presence sensing devices or safety light curtains, used to safeguard personnel in manufacturing environments against injury caused by robots and moving machinery. We offer several product variations, providing customers with a complete line of optical guarding solutions.

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

We manufacture and market a miniaturized light guard called the MiniSafe, designed for inclusion in systems offered by original equipment manufacturers, or OEMs, and other applications where space is limited.

Applications for safety light curtains are found in a variety of manufacturing environments. Our customers use safety light curtains to guard a wide variety of hazardous applications including automotive assembly lines, robot work cells, semiconductor production equipment, metal stamping and forming, food processing, aircraft manufacturing, photographic film production, tire manufacturing and home appliance production.

The MiniSafe MS4600 series was introduced in 1999 and includes an easy-to-install design which eliminates the need for a separate control enclosure. All of our most desired options are available in the MiniSafe MS4600, including DeviceNet Standard interface for communicating systems status data to the machine control system.

The MS4600 series includes Individual Beam Indicators, an STI-patented feature, which provide the customer with a visual indicator of the status of each individual beam in the sensing array. The Individual Beam Indicators assist in both the installation and operation of the MiniSafe.

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

We also offer the MicroSafe safety light curtain, which is more compact than the MiniSafe but has comparable features. Designed for use in locations in which space is limited, the small size of the MicroSafe allows it to be integrated with the support framing used on many automated industrial machines.

The DuoSafe controller allows the customer to configure two independent safety light curtains to achieve common or discrete outputs. The DuoSafe provides further application flexibility for customers when selecting their safeguarding solution.

Selected models of the safety light curtain products are certified by independent laboratories to comply with safety and electrical standards, including those standards required in the European Union. Products which pass the stringent European safety certifications carry the CE test mark.

b. Mechanical Safety Interlocks and Safety Relays. We have a relationship with EJA Engineering, Ltd., the manufacturer of Guardmaster mechanical safety interlocks based in the United Kingdom. EJA is a subsidiary of Rockwell International Guardmaster safety interlock switches are utilized on hinged, sliding, or lift-off guards and barriers that are often installed with our safety light curtains. When the guard is opened, the power supply to the machine is disconnected. Safety relays are electromechanical devices which often serve as a safety interface between the mechanical safety interlocks and the machine's control system. The function and design of Guardmaster interlocks are complementary to our range of safety products. Since 1993, we have been the exclusive distributor of Guardmaster products in the United States and Canada, and an affiliate of EJA has been the distributor for our product line in the United Kingdom.

Under a new agreement, signed in 2000, EJA/Rockwell will have the non-exclusive right to distribute the Guardmaster product worldwide and we will have the right to distribute the products on a private label basis under the STI brand.

c. Safety Mats and Controllers. Our safety mats are designed for use in industrial environments where safety enhancements or zone detection is required. The mats are sensitive to foot or vehicular traffic. Safety mats are used with a mat controller, which is the interface between the safety mat and the control system of the guarded machine.

During 1998, we commenced limited deliveries of a new safety mat, the Universal Safety Mat, or UM Series. The UM Series is the first vinyl mat manufactured by us, and replaces our previous safety mat, the OM Series, which was manufactured by our suppliers.

In the first quarter of 1999, the UM Series mat and a new safety mat controller were tested and certified by an independent test agency to a new international safety mat standard. Theses products carry the European CE test mark. The UM Series and the associated controller was introduced to our sales channel during 1999.

During 2000, shipments commenced on two new safety mat controllers, the MC3 and MC4. These products offer selection of either an industry standard DIN enclosure (MC3) or a rugged industrial style metal enclosure (MC4) with auto selection input voltages. Both new controllers are third party certified and CE marked to international standards for safety mat systems.

d. Safety Contact Strips. Safety contact strips are used in edges of guards, doors and gates at possible pinch, crushing or shear points. The contact strips are pressure sensitive devices and operate similar to safety mats, and use an appropriate controller. The system, comprising of the contact strips and controller are also third party certified to international standards and carry the CE mark.

e. Optical Profiling Scanners. In today's industrial environment, non-contact, on-the-move sensing is vital to control automated processes and improve industrial productivity. To meet this need, we have developed a line of optical profiling scanner products. These scanners provide non-contact sensing for a variety of customer applications.

We manufacture a family of high speed, microprocessor- based profiling scanners designed to provide an economical way to measure the physical size of various objects. The modular design of these scanners enables the user to select among various output and programming functions, including infrared beam spacings, size of the scanned area and single or multiple axes. Software is included for a variety of scanning applications and can be customized to meet a customer's specific needs.

We also manufacture and sell the Vehicle Scanner Series of high speed, profiling scanners utilized in automated highway toll collection systems. These scanners are used for vehicle detection, separation and classification, providing imaging information to a host computer, which determines the appropriate toll to be charged in an automatic fare collection application.

STI Vehicle Scanners have been selected or installed on a number of bridges and toll roads both in the United States and internationally. Domestic locations include the Triborough and Verrazano Narrows bridges in New York, a number of bridges in the San Francisco Bay Area, including the Golden Gate Bridge and the Oakland-San Francisco Bay Bridge, and toll roads in Colorado, Florida, Maine, New Jersey and Kansas. International locations include France, Belgium, Singapore and Brazil.

2. Automation Products Group:

a. Photoelectric and Fiberoptic Sensors. We manufacture and/or market a variety of photoelectric and fiberoptic sensors used for detecting the presence or absence of objects in a wide range of factory automation applications.

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

Companies who use our photoelectric and fiberoptic sensors include those in the automotive, machine tool, metal forming, robotics, electronics, material handling, packaging, food processing, pulp and paper, forest products, personal care products, printing, chemical, defense and textile industries.

To cover this diversified industrial market, we market these products primarily to end-users and original equipment manufacturers through more than 275 US distributors and sales representatives and 33 foreign distributors. Customers include end-users and original equipment manufacturers.

b. Control components, power monitoring and defense electronics. We manufacture and market a variety of sensors and relays for commercial and defense customers. Such products include custom magnetic components, current sensors, RPM sensors, voltage sensors, current monitors, time delay relays, flashers, phase sequence relays and indicators, DC to DC converters, and isolation transformers.

We are qualified as a supplier of a variety of military- specified sensors and controls. Many of these products are selected for use on military and general aviation aircraft and ground support systems. Products are sold to original equipment manufacturers, government agencies and end users.

We market and sell these product directly to aerospace and and defense customers.

c. Industrial control microcomputers, peripherals and software. We also design and produce modular, board-level, computer products under the Datricon label. This product line consists of a series of single printed circuit board microcomputers and related peripheral boards for industrial applications and use by original equipment manufacturers, and printed circuit pre-packaged systems. Most of the Datricon microcomputers are constructed on a single circuit board and are designed using a set of electrical and mechanical connections known as an "STD-Bus". An STD-Bus is one of several electronic bus structures used for microcomputers and peripherals in the industrial automation control marketplace.

Datricon products can be used in a range of customer applications, including remote-controlled robots, process control equipment, measuring instrumentation, plastics manufacturing, lighting controls, semiconductor processing equipment, photographic processing and automatic test equipment. We market our Datricon products directly to end-users and original equipment manufacturers.

d. Level and Flow Sensors. We market a variety of level and flow sensing products imported from several manufacturers. The principal provider of these products is Nohken, the largest level control manufacturer in Japan. We are the exclusive US distributor of the Nohken products. These products provide point level detection of solids, liquids and solids/liquids, as well as contiguous measurement of continuous flow of solids and liquids, in a wide variety of environments.

e. Non-contact Ultrasonic Sensors and Controllers. In April 1999, we acquired Lundahl Instruments, Inc. of Logan, Utah, a privately- held manufacturer of non-contact ultrasonic sensors and controllers. We paid approximately $2.7 million in connection with this acquisition which was accounted for using the purchase method of accounting. Lundahl produces over 75 types of specialized ultrasonic sensors and controller systems as well as custom designed products. These products fall into two categories: Sensor/Controller Systems, which are used for monitoring, displaying or controlling level in tanks or bins, open channel flow, tank volume, obstacle avoidance and product dimensioning; self-contained Sensor Systems, in which all electronics are located within the sensor, requiring no separate controller or transmitting unit. These products are used for linear position measurements in industrial and level applications, as well as dimensioning and sorting, measurement of roll diameter, loop control, monitoring liquids and bulk solids and level gauging.

In January 2000, we created a new business unit, STI Automation Sensors, by combining our Level and Flow Products with the operations of Lundahl. This new unit is located in Logan, Utah and offers our customers one location to obtain level, flow and positioning sensor expertise. Automation Sensors is a part of the Automation Products Group.

f. Pressure transducers, digital pressure gauges, displacement and velocity transducers, and pressure comparators. In March 2000, we acquired substantially all of the assets and assumed some liabilities of PSI-Tronix, Inc., a privately-held company located in Tulare, California. We paid approximately $8.7 million in cash and accounted for this acquisition using the purchase method of accounting. PSI-Tronix products are used in a variety of factory automation, aerospace, medical, semiconductor, oil and gas markets and applications. PSI-Tronix's engineering, manufacturing, administration and sales operations are located in a 25,000 square foot facility in Tulare.

Our mission to provide tailored solutions for measurement applications is reflected in the structure, operations, and channels to market of our Automation Products Group. Rather than utilizing a traditional geography- based sales channel, for this product group we define sales territories by vertical markets in order to develop intimate application, market, and product knowledge within these markets. The current market focus includes semiconductor manufacturing, textiles, aerospace industries, hydraulic equipment OEMs, petro- chemical, and water/waste-water management. In order to satisfy another important step in maximizing resource utilization in our Automation Products Group, we focus our product development efforts in custom and modified products for specific volume OEM customers. This is in sharp contrast to a more traditional, capital intensive effort to cover every possible product range.

Sources and availability of components

We maintain an inventory of components and parts for our manufacturing activities. Although there are many sources for most of the components needed, we purchase some products, components and sub-assemblies from sole sources, which may be the only available supplier or may enable us to obtain pricing or supply efficiencies. In the event of supply interruptions from these vendors, we believe that we could obtain most sole source components from alternate suppliers; however, this would require us to transfer tooling or designs, or to redesign our products to facilitate use of alternate source components. We could incur delays by switching to an alternate source, which could have an adverse effect on our business, financial condition and results of operations.

We also derive revenue from the distribution of products from third party manufacturers, including revenues pursuant to our relationship with EJA (See "Business - Products - Safety Automation Products - Mechanical Safety Interlocks and Safety Relays"). In the event such arrangements are terminated or third party products otherwise become unavailable, our results of operations could be adversely affected.

Research and development

In order to meet the changing needs of our customers, we engage in research and development both to introduce new products and to improve existing products. In addition, we modify products as necessary to meet original equipment manufacturers' requirements. At December 31, 2000, there were approximately 30 employees engaged in research and development activities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Business Factors - Rapid Technological Change and New Product Development."

In 2000, 1999, and 1998, the Company spent $5,159,000, $4,780,000 and $3,314,000, respectively, on engineering, research and development. In addition to new products such and enhancements to existing products, our research and development efforts are directed towards qualifying our light curtains, scanners and sensors for sale in foreign countries and qualifying products that we import for sale in the U.S. We anticipate that the level of research and development expenditures may be higher in 2001.

Patents and trademarks

We hold ten US patents, five foreign patents and nine US registered trademarks. Of these, we have been licensed by our parent company to use two patents for its products and six US registered trademarks, including the use of its logo "STI". Products are marketed under the following US registered trademarks: "DUOSAFE," "OPTOFENCE," "MINISAFE," "OPTOSAFE," "FIBERLENS," "BEAMSAFE," "SPECTRADATA," "FLEXSAFE" and "MICROSAFE". We have filed for additional patent protection on certain of our technologies.

We cannot assure you that these patents or trademarks or other steps taken by us to protect our intellectual property will prove sufficient to prevent misappropriation of our technology. Because of the rapid rate of technology change in the electronics industry, we believe our success in the future depends on the quality of our products and services and the technical skills of our personnel to adapt to technological developments, rather than solely on our patents.

Backlog

Because many customers place large orders for delivery throughout the year and because of the possibility of customer changes and cancellation of orders, our backlog as of any particular date may not be representative of our sales for any succeeding fiscal period. At February 28, 2001, our backlog was $649,000 compared to $4,171,000 at February 28, 2000. The 2000 total included $1.8 million remaining of a contract for vehicle scanner systems in New Jersey and Delaware.

Competition

The industry in which we operate is competitive and subject to rapid technological change. Many of our competitors are significantly larger and possess greater financial and other resources.

Our competitors include, among others, Honeywell, Rockwell Automation, Eaton Corporation, Banner Engineering, Sick Optic- Electronic, Inc., Cutler Hammer, Danaher Controls, Data Instruments, Link Controls and Omron. Competitors of the Automation Products Group include several several of the above-mentioned firms and also SCI Systems, Inc., Technitrol, Logitek, Hi-G and Xentek. Certain of our suppliers, including Rockwell/EJA, also compete with us. The Datricon line's competitors include Mizar, Pro-Log, and Ziatech. In addition, we face indirect competition from present and potential end users who from time to time evaluate the "make or buy" decision of whether to manufacture their own components or purchase them from outside sources.

Competition is based primarily upon product quality, performance and price. We believe that we generally compete favorably with respect to these factors. To maintain our competitive position, we will continue to devote substantial resources to the development of new products and improvements to current products. See "Business - Research and Development."

Foreign operations

We have no foreign manufacturing operations. STI Scientific Technologies GmbH, a wholly owned German subsidiary, was established in 1995 as our European sales office. Our products are also sold in foreign countries by distributors and independent sales representatives. Foreign sales represented less than 10% of sales in each of 2000, 1999 and 1998.

Customers

NCC Electronics, an independent distributor, represented 9% of sales in 2000 and 14% of sales in 1999 and 1998. No other customer represented more than 10% of sales in such periods. Aggregate sales to both government agencies and government contractors represented less than 5% of sales in 2000, 1999 and 1998.

Costs and effects of compliance with environmental laws

Compliance with environmental protection laws or similar ordinances is not expected to have any material affect on our business.

Employees

At December 31, 2000, we employed approximately 422 full time employees. Included in this total were the common manufacturing, support and administrative staff that we share with our parent and its other subsidiaries at the Dumbarton Circle facility in Fremont, California.

None of the employees are represented by unions, and there has never been a disruption of operations due to a labor dispute.

Many of our employees are skilled in technical and engineering disciplines and our future success will depend, in part, upon our ability to attract and retain such employees. We believe that relations with our employees are good.

Item 2. PROPERTIES

We own no real estate. Our manufacturing operations, corporate headquarters, administrative, engineering and sales offices are located in a 95,000 square foot facility located at 6550 Dumbarton Circle, Fremont, California. The facility is owned by an affiliate of our parent and we lease approximately 85,000 square feet, 89% of the total. Lundahl Instruments is located in a 4,480 square foot facility at 429 S. Main Street, Logan, Utah. PSI-Tronix is located in a 25,000 square foot facility at 3950 South K Street, Tulare, California. With the exception of the Logan facility which, as noted below, we believe will have to be expanded in 2001, we believe our current facilities will be adequate for the foreseeable future. See Note 9 of Notes to Consolidated Financial Statements for information regarding lease commitments. We anticipate that additional space will be needed during 2001 for the Automation Sensors operations

We maintain insurance policies for property, casualty, fire, business interruption, workers compensation, general liability and product liability. There can be no assurance that in the future, we will continue to be able to obtain such insurance on commercially and economically feasible terms. In the event we were to suffer a claim not covered by insurance or if insurance coverage is insufficient, such claim could have an adverse effect on our operations or financial condition.

Item 3. LEGAL PROCEEDINGS

From time to time, we are subject to various legal proceedings that arise in the ordinary course of our business. Although we cannot predict the outcomes of these proceedings with certainty, our management does not believe that the disposition of these matters will have a material adverse effect on our financial position, results of operations or cash flows.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our Common Stock is traded on the Nasdaq National Market under the symbol STIZ. The stock tables in most daily newspapers list the Common Stock of the Company under "SciTech".

Price of Common Stock

2000               High     Low    1999               High     Low
---------------  -------  -------  ---------------  -------  -------
1st Quarter     $  8.63  $  5.20   1st Quarter     $  6.50  $  5.19
2nd Quarter        7.58     4.93   2nd Quarter        6.75     4.53
3rd Quarter        8.82     5.22   3rd Quarter        7.38     4.44
4th Quarter        8.45     7.02   4th Quarter        6.88     4.00

The closing sales price of our Common Stock on March 1, 2001 was $6.13 per share.

Holders

There were 822 stockholders of record on March 1, 2001.

Dividends

In 2000, regular quarterly dividends of $.05 per share were paid on April 3, July 5, September 1, and December 8. In 1999, regular quarterly dividends of $.0475 per share were paid on April 1, July 1, September 1, and December 8. On March 7, 2001, we declared a regular quarterly dividend of $.0525 per share, payable on April 2, 2001 to stockholders of record on March 23, 2001.

Item 6. SELECTED FINANCIAL DATA

i) FIVE YEARS CONSOLIDATED FINANCIAL DATA

December 31,
(In thousands except per share data)

Statement of operations data	2000	1999	1998	1997	1996
Net sales	$59,263	$49,105	$43,465	$44,859	$38,294
Income from operations	8,745	6,834	6,340	9,266	7,798
Net income	5,631	4,505	4,422	6,070	5,168
Basic income per common share	$ .58	$ .47	$ .46	$ .63	$ .54
Diluted income per common share	$ .58	$ .47	$ .46	$ .62	$ .53

Balance sheet data
Total assets	$37,028	$32,536	$29,821	$26,119	$21,713
Long-term obligations	-	-	-	-	-
Stockholders' equity	31,591	27,849	25,458	22,518	17,871

Dividends declared per share	$ .20	$ .19	$ .18	$ .17	$ .16

ii) QUARTERLY CONSOLIDATED FINANCIAL DATA

(In thousands, except per share data)

2000	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Sales	$13,490	$15,209	$14,492	$15,572
Gross profit	7,070	7,992	7,498	7,484
Net income	1,154	1,652	1,604	1,222
Basic net income per common share	$ .12	$ .17	$ .17	$ .13
Diluted net income per common share	$ .12	$ .17	$ .17	$ .13

1999	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Sales	$11,560	$12,014	$12,804	$12,727
Gross profit	5,751	6,064	6,394	6,127
Net income	1,024	1,119	1,305	1,058
Basic net income per common share	$ .11	$ .12	$ .14	$ .11
Diluted net income per common share	$ .11	$ .12	$ .14	$ .11

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis below contains trend analysis and other forward-looking statements including statements regarding anticipated future sales, margin and expense levels, future tax rates, future cash flow and working capital requirements. Actual results could differ materially from those projected in the forward looking statements as a result of the risk factors set forth under "Factors that May Affect Future Results" and elsewhere in this report. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto. All references to years are to fiscal years unless otherwise noted.

Results of Operations

Sales

Sales in 2000 increased 21% to $59.3 million from $49.1 million in 1999. This was primarily due to sales by our subsidiary, PSI- Tronix Technologies, which we acquired in March 2000. 2000 sales were positively impacted to a lesser extent by increased shipments of our safety products. In addition, we experienced slight increases in sales as a result of our acquisition of Lundahl Instruments. Sales in 1999 grew 13% from $43.5 million in 1998 due to increased shipments of our existing products, the introduction of new safety products, such as the MS 4600, in 1999 and by sales related to the acquisition of Lundahl Instruments Inc. in April 1999. The table below summarizes operating costs and expenses as a percent of sales for the most recent three years.

	2000	1999	1998
Sales	100%	100%	100%
Gross margin	51	50	51
Operating expenses:
Selling, general and administrative	26	26	29
Research and development	9	10	8
Amortization of intangibles	1	-	-
Total operating expenses	36	36	37
Income from operations	15	14	14
Interest and other income, net	-	1	2
Income before taxes	15	15	16
Provision for income taxes	6	6	6
Net income	9%	9%	10%

Gross profit

2000 = $29.9 million
1999 = $24.3 million
1998 = $22.0 million
Increase in 2000 = 23%
Increase in 1999 = 11%

Our gross margin was 51% of sales in 2000, 50% in 1999 and 51% in 1998. As a result of the higher level of shipments, gross profit increased 23% over 1999. Gross margin in 2000 was positively influenced by the addition of PSI-Tronix's products, which carry a relative lower cost of sales. Gross margin in 1999 was slightly adversely impacted by higher sales of products manufactured by other companies and distributed by us, which generally carry a higher cost of sales compared to internally-developed products.

Selling, general and administrative expenses

2000 = $15.4 million
1999 = $12.7 million
1998 = $12.4 million
Increase in 2000 = 22%
Increase in 1999 = 3%

Selling, general and administrative expenses remained relatively constant at 26% of sales during 2000 and 1999. During 1999, selling, general and administrative expenses declined to 26% of sales compared to 29% in 1998 as a result of economies of scale associated with our expanded sales revenue. Total expenditures increased 22% from 1999 to 2000, consistent with our sales growth, and grew 3% from 1998 to 1999, primarily as the result of higher expenditures relating to sales volume, partially offset by non-recurring legal expenses in 1998. We anticipate that selling, general and administrative expenses will increase in the foreseeable future but may fluctuate as a percent of sales.

Amortization of acquired intangibles

2000 = $.6 million
1999 = $.1 million

As a result of the acquisition of PSI-Tronix in 2000, the amortization of acquired intangibles increased to $641,000 from $89,000 in 1999.

Research and development expenses

2000 = $5.2 million
1999 = $4.8 million
1998 = $3.3 million
Increase in 2000 = 8%
Increase in 1999 = 44%

Product creation, development and enhancement have always been and continue to be an important factor in our long-term success. Investments in this area enable us to serve the factory automation market with increasingly sophisticated sensors and manufacturing control products. During 2000, we increased our development efforts with the acquisition of PSI-Tronix. During 1999, we undertook a significant expansion of research and development efforts, particularly in the use of outside consultants. In 2000 and 1999, we introduced a number of new products and product enhancements. Consistent with our dedication to the development of new products, we anticipate that the level of research and development expenses will increase in the future, although such expenses may fluctuate as a percentage of sales. To date, all product development costs have been expensed as incurred.

Income Tax

Our effective income tax rate was 38% in 2000, 1999 and 1998. We expect that our effective tax rate for 2001 will be reasonably consistent with 2000. For more information regarding our taxes, see Notes 1 and 5 of Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

Our working capital needs have been met through funds generated from operating activities. During 2000, operating funds were provided by net income adjusted for depreciation and amortization, the sale of short-term investments and decreases in accounts receivable and increased accrued expenses. These operating funds were used to finance lower accounts payable, inventories and deferred taxes, for the acquisition of PSI-Tronix, to purchase fixed assets and to pay dividends. Working capital amounted to $19.5 million at December 31, 2000. The bank line of credit, consisting of a one year revolving line and term loan commitment of $6.1 million, was renewed in 2000 and extended to June 30, 2001. Secured by qualified receivables, fixed assets and inventories, borrowing under this credit line bears interest at the bank's prime rate. At December 31, 2000, none of the revolving line of credit had been utilized. We have the option to convert up to $1,000,000 of the credit line into a five-year term note. See Note 4 of Notes to Consolidated Financial Statements.

We made certain capital expenditures during 2000, primarily for production, quality assurance, research and development equipment, information systems and software. Consistent with our operations historically and our current plans for growth, we plan to make certain capital expenditures during 2001, primarily for production, quality assurance and research and development equipment. While we had no formal commitments at December 31, 2000, it is anticipated that capital expenditures in 2001 will be approximately $1,500,000.

We believe that cash flow from operations and available bank borrowings will be sufficient to meet anticipated working capital requirements through at least 2001. While we continue to evaluate financing alternatives from time to time, we have no current plans to raise additional outside capital.

Relationship with Parent

Intercompany transactions between our Parent and us include charges by our Parent for management services provided to us, dividend payments to our Parent and other cash transfers. Our Parent files a consolidated tax return including our accounts. Our tax provision Company is calculated on a stand-alone basis. Our income taxes payable calculated on that basis are paid to our Parent.

Factors that May Affect Future Results

Because of the variety of factors and uncertainties affecting our operating results, past financial performance and historic trends may not be a reliable indicator of future performance. These factors, as well as other factors affecting our operating performance, may result in significant volatility in our common stock price. Among the factors which could affect our future business, financial condition or operating results are the following:

Our operating results may fluctuate.

We have experienced fluctuations in annual and quarterly operating results and anticipate that these fluctuations will continue. These fluctuations are caused by a number of factors, including the level and timing of customer orders, fluctuations in complementary third party products with which our products are sold, the mix of products sold and the timing of operating expenditures. Our operating results could also be negatively impacted by generally adverse economic conditions throughout the high technology sector. In particular, our PSI-Tronix subsidiary may experience decreases in sales due to the current market conditions in the semiconductor industry.

The seasonality inherent in our business could cause our operating results to fluctuate.

The industrial manufacturing equipment industry in which we compete has historically been subject to seasonality. This is also true with respect to European markets in which we compete where business activity declines due to vacations taken in the summer months. This seasonality, combined with other factors such as the variability in our operating results described above, renders quarter-to-quarter comparisons of our results of operations unreliable as indicia of our overall performance.

The market for our products is highly competitive.

The market for industrial sensors is highly competitive. Many competitors have substantially greater name recognition and technical, marketing and financial resources than we have. Competitive pressures could reduce market acceptance of our products and result in price reductions, decreased revenues and increases in expenses.

Our business could suffer if we do not respond to rapid technological change and new product development demands of our customers.

The market for our products is characterized by rapidly changing technology, evolving industry standards, changes in customer needs and frequent new product introductions. Our future success will depend on our ability to enhance current products, develop new products and respond to emerging industry standards, all on a timely and cost-effective basis. The introduction of new products also requires that we manage the transition from older products in order to minimize disruption of customer orders, avoid excessive levels of older product inventories and ensure that adequate supplies of new products can be delivered to meet customer demands.

Our sales are dependent on indirect distribution channels.

A majority of our sales are through third party distributors, system integrators and original equipment manufacturers. These resellers are not required to offer our products exclusively. We cannot assure you that a reseller will continue to offer our products. In addition many of our resellers are privately owned firms which may not be well capitalized. If our ability to sell products through these third parties is impaired, our results of operations would likely suffer.

Our international sales are subject to risks.

Our international sales may be disrupted by currency fluctuations or other events beyond our control, including political or regulatory changes. If our international sales were disrupted for any reason, our revenue levels would decline.

Our business could suffer if we are unable to protect and enforce our intellectual property rights.

We rely on a combination of patent, trademark and trade secret laws and contractual restrictions to establish and protect proprietary rights in our products and services. There can be no assurance that our patents, trademarks, or contractual arrangements or other steps taken by us to protect our intellectual property will prove sufficient to prevent misappropriation of our technology or defer independent third party development of similar technologies. Moreover, there can be no assurance that the technology licenses granted to us from our parent company will continue to be available. The loss of any of our proprietary technology could require us to obtain technology of lower quality or performance standards or at greater cost, which could materially adversely affect our business, results of operations and financial condition. Furthermore, the laws of certain foreign countries may not protect our products, services or intellectual property rights to the same extent as do the laws of the United States.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The market risk inherent in our investments represents the potential loss arising from adverse changes in interest rates. We are exposed to market risk in the area of interest rate changes impacting the fair value of our investment securities. Our policy is to invest primarily in money market accounts and short-term investments held at financial institutions. We do not have any derivative instruments in our investment portfolio. Due to their highly liquid nature, our investments are subject to minimal credit and market risk.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

(1) Financial Statements

Page
Report of Independent Accountants	**
Consolidated Balance Sheets - December 31, 2000 and 1999	**
Consolidated Statement of Operations - Years ended December 31, 2000, 1999 and 1998	**
Consolidated Statement of Cash Flows - Years ended December 31, 2000, 1999 and 1998	**
Consolidated Statement of Stockholders' Equity - Years ended December 31, 2000, 1999 and 1998	**
Notes to Consolidated Financial Statements	**

(2) Financial Statement Schedules

Financial Statement Schedules have been omitted because they are not required or applicable, or the information required to be set forth therein is included in the Financial Statements or notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of Scientific Technologies Incorporated

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of cash flows and of changes in stockholders' equity present fairly, in all material respects, the financial position of Scientific Technologies Incorporated (a subsidiary of Scientific Technology Incorporated) and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

San Jose, California
February 26, 2001

Scientific Technologies Incorporated
Consolidated Balance Sheet
(In thousands, except per share data)

                                                             December 31,
                                                          ------------------
                                                            2000      1999
                                                          --------  --------
                     Assets
Current assets:
    Cash and cash equivalents........................... $  4,048  $  3,362
    Short-term investments..............................      406     5,209
    Accounts receivable, net............................    8,776     8,822
    Inventories.........................................    9,283     8,414
    Deferred income taxes...............................    1,680       852
Other assets............................................      505       740
                                                          --------  --------
          Total current assets..........................   24,698    27,399

Intangible assets, net..................................    8,581     2,271
Property and equipment, net.............................    3,749     2,866
                                                          --------  --------
          Total assets.................................. $ 37,028  $ 32,536
                                                          ========  ========

      Liabilities and Stockholders' Equity

Current liabilities
    Trade accounts payable.............................. $  2,775  $  2,695
    Accrued expenses....................................    2,422     1,992
                                                          --------  --------
          Total current liabilities.....................    5,197     4,687

Deferred income taxes ..................................      240        --
                                                          --------  --------
          Total liabilities.............................    5,437     4,687

Commitments and contingencies (Note 11)

Stockholders' equity
    Common stock; $.001 par value; 100,000
       shares authorized; shares issued and
       outstanding - 9,650 and 9,633....................       10        10
    Capital in excess of par value......................    5,553     5,509
    Retained earnings...................................   26,028    22,330
                                                          --------  --------
          Total stockholders' equity....................   31,591    27,849
                                                          --------  --------
          Total liabilities and stockholders' equity.... $ 37,028  $ 32,536
                                                          ========  ========

The accompanying notes are an integral part of these financial statements.

Scientific Technologies Incorporated
Consolidated Statement of Operations
(In thousands, except per share data)

                                                      Year Ended December 31,
                                                   ----------------------------
                                                     2000      1999      1998
                                                   --------  --------  --------
Sales............................................ $ 59,263  $ 49,105  $ 43,465
Cost of goods sold...............................   29,331    24,769    21,444
                                                   --------  --------  --------
  Gross profit...................................   29,932    24,336    22,021
                                                   --------  --------  --------

Operating expenses:
  Selling, general and administrative............   15,387    12,633    12,367
  Research and development.......................    5,159     4,780     3,314
  Amortization of acquired intangibles...........      641        89          --
                                                   --------  --------  --------
   Total operating expenses......................   21,187    17,502    15,681
                                                   --------  --------  --------
Income from operations...........................    8,745     6,834     6,340

Other income, net................................      337       432       794
                                                   --------  --------  --------

Income before income taxes.......................    9,082     7,266     7,134
Provision for income taxes.......................    3,451     2,761     2,712
                                                   --------  --------  --------

Net income....................................... $  5,631  $  4,505  $  4,422
                                                   ========  ========  ========

Basic and diluted net income per share........... $   0.58  $   0.47  $   0.46
                                                   ========  ========  ========

Shares used to compure net income per share......    9,667     9,682     9,721
                                                   ========  ========  ========

The accompanying notes are an integral part of these financial statements.

Scientific Technologies Incorporated
Consolidated Statement of Cash Flows
(In thousands)

                                                       Year Ended December 31,
                                                      -------------------------
                                                       2000     1999     1998
                                                      -------  -------  -------
Cash flows from operating activities:
  Net income........................................ $ 5,631  $ 4,505  $ 4,422
  Adjustments to reconcile net income to
    cash provided by operating activities:
    Depreciation and amortization...................   1,766      963      921
    Changes in assets and liabilities:
       Accounts receivable, net.....................   1,136   (1,964)     862
       Inventories..................................    (305)  (2,280)    (699)
       Other assets.................................     238     (429)    (163)
       Trade accounts payable.......................     (45)     162      457
       Deferred income taxes........................    (588)     280       --
       Accrued expenses.............................     301     (140)     305
                                                      -------  -------  -------
Cash flows provided by operating activities.........   8,134    1,097    6,105
                                                      -------  -------  -------
Cash flows from investing activities:
   Purchases of property  and equipment.............  (1,620)  (1,128)    (780)
   Acquisition of Lundahl Instruments, net of cash..      --   (2,659)      --
   Acquisition of PSI-Tronix, net of cash...........  (8,742)      --       --
   Sale (purchase) of short-term investments, net...   4,803    5,589   (5,825)
                                                      -------  -------  -------
Cash flows provided by (used in) investing activities (5,559)   1,802   (6,605)
                                                      -------  -------  -------

Cash flows from financing activities:
   Issuance (repurchase) of common stock, net.......      44     (278)     255
   Dividends........................................  (1,933)  (1,836)  (1,737)
                                                      -------  -------  -------
Cash flows used in financing activities.............  (1,889)  (2,114)  (1,482)
                                                      -------  -------  -------
Change in cash and cash equivalents.................     686      785   (1,982)
Cash and cash equivalents at beginning of year......   3,362    2,577    4,559
                                                      -------  -------  -------
Cash and cash equivalents at end of year............ $ 4,048  $ 3,362  $ 2,577
                                                      =======  =======  =======

Supplemental disclosure of cash flow information:
   Cash paid to Parent for income taxes............. $ 3,451  $ 2,761  $ 2,712
                                                      =======  =======  =======

The accompanying notes are an integral part of these financial statements.

Scientific Technologies Incorporated
Consolidated Statement of Changes in Stockholders' Equity
(In thousands)

                                        Common Stock
                                 --------------------------
                                                   Capital
                                                  in excess
                                           Par     of par    Retained
                                 Shares   value     value    earnings   Total
                                 -------  ------  ---------  --------  --------
Balances December 31, 1997......  9,635  $   10  $   5,532  $ 16,976  $ 22,518
   Issuance of common stock.....     36       --       255        --       255
   Net income for the year......       --     --         --    4,422     4,422
   Dividends paid...............       --     --         --   (1,737)   (1,737)
                                 -------  ------  ---------  --------  --------
Balances December 31, 1998......  9,671      10      5,787    19,661    25,458
   Issuance of common stock.....     27       --       107        --       107
   Repurchase of common stock...    (65)      --      (385)       --      (385)
   Net income for the year......       --     --         --    4,505     4,505
   Dividends paid...............       --     --         --   (1,836)   (1,836)
                                 -------  ------  ---------  --------  --------
Balances December 31, 1999......  9,633      10      5,509    22,330    27,849
   Issuance of common stock.....     36       --       160        --       160
   Repurchase of common stock...    (19)      --      (116)       --      (116)
   Net income for the year......       --     --         --    5,631     5,631
   Dividends paid...............       --     --         --   (1,933)   (1,933)
                                 -------  ------  ---------  --------  --------
Balances December 31, 2000......  9,650  $   10  $   5,553  $ 26,028  $ 31,591
                                 =======  ======  =========  ========  ========

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

The Company operates in one business segment - the development, manufacture and marketing of industrial automation products.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all significant intercompany accounts and transactions.

Revenues

The company recognizes revenue upon shipment of its products to the customer, provided that the Company has received a signed purchase order, the price is fixed and collection of the resulting receivable is probable. Subsequent to the sale of the products, the Company has no obligation to provide any modification or customization upgrades, enhancements or postcontract customer support. Provisions for returns, allowances and warranties are recorded at the time revenue is recognized based on the Company's historical experience.

Shipping and handling

All amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenues earned for the goods provided and are classified as revenue. Costs incurred for shipping and handling are included in cost of sales.

Cash and Cash Equivalents and Short-Term Investments

The Company invests primarily in money market accounts and certificates of deposit held at financial institutions and considers all highly liquid investments with an original maturity of less than 90 days to be cash equivalents. Accordingly, these investments are subject to minimal credit and market risk.

Short-term investments consist of highly liquid investments, which generally mature in less than one year and are classified as "held-to- maturity" which have been recorded at amortized cost that approximates fair market value. Interest income is accrued as earned.

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

Intangible Assets

Intangible assets include technology, customer lists, a covenant not to compete and goodwill acquired as part of the acquisitions of PSI-Tronix, Inc. and Lundahl Instruments, Inc. Goodwill represents the excess of the acquisition costs over the fair market value of the assets acquired. Intangible assets are generally amortized on a straight-line basis not exceeding twenty years.

Long-Lived Assets

The Company periodically evaluates the recoverability of its long-lived assets based upon the expected undiscounted cash flow, and recognizes impairment from the carrying value of long-lived assets if, any, based on the fair value of such assets.

Research and Development

Research and development costs are expensed as incurred.

Advertising Costs

Advertising costs are recorded as expense when incurred. Advertising costs for the years ended December 31, 2000, 1999 and 1998 were $707,000, $601,000 and $422,000, respectively.

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

New Accounting Pronouncements

The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS No. 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. The Company does not currently hold derivative instruments or engage in hedging activities. Our adoption of SFAS No. 133, which became effective January 1, 2001, will not have a material effect on our financial statements.

NOTE 2 - RELATED PARTY TRANSACTIONS

The Parent provides certain management, marketing and sales services to the Company. The costs are allocated to the Company based on the percentage of the Company's sales to total sales of the Parent and its subsidiaries. The amounts allocated to the Company for 2000, 1999 and 1998 were $1,071,000, $977, 000 and $908,000, respectively.

The Company leases approximately 85,000 square feet in a 95,000 square foot facility owned by an affiliate of the Parent. The lease term is for ten years. Overhead costs are allocated primarily on the basis of square footage utilized.

The Company utilizes a payable to Parent account to record activity including cash received, cash disbursed and amounts owed to the Parent for allocated charges and dividends. The net effect of transactions with the Parent resulted in a zero balance at December 31, 2000, 1999 and 1998. The Company charges interest on the receivable from the Parent and pays interest on payables to Parent at the Company's average interest rate on bank borrowings. Interest expense amounted to $0 in 2000 and 1999 and $20,000 in 1998.

NOTE 3 - ACQUISITIONS

PSI-Tronix, Inc.

On March 16, 2000, the Company acquired substantially all of the assets of PSI-Tronix, Inc. for a cash payment of $8,742,000. PSI-Tronix designs, develops and manufactures pressure transducers, digital pressure gauges, displacement and velocity transducers and pressure comparators for use in a variety of factory, aerospace, medical, semiconductor and oil and gas market applications. The acquisition was accounted for by the Company using the purchase method and, accordingly, the results of operations of PSI-Tronix are included in the Company's financial statements from the date of acquisition. The total purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their respective fair values on the date of acquisition as follows (in thousands):

                                                  Amortization
                                        Amount      period
                                      ----------  ----------
Working capital..................... $    1,402
Equipment...........................        478
Technology..........................      1,500     10 years
Customer list.......................      1,101           5
Goodwill............................      4,261          20
                                      ----------
                                     $    8,742
                                      ==========

Lundahl Instruments, Inc.

On April 1, 1999, the Company acquired all of the outstanding capital stock of Lundahl Instruments, Inc. for a cash payment of $2,659,000. Lundahl Instruments designs and manufactures non-contact ultrasonic sensors and controllers for use in the automation of industrial processes for applications involving level and flow control, environmental monitoring, automated vehicle collision avoidance and material positioning. The acquisition was accounted for by the Company using the purchase method and, accordingly, the results of operations of Lundahl are included in the Company's financial statements from the date of acquisition. The total purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their respective fair values on the date of acquisition as follows (in thousands):

                                                  Amortization
                                        Amount      period
                                      ----------  ----------
Working capital..................... $      299
Technology..........................      1,000     10 years
Customer list.......................        250           5
Covenant not to compete.............         50           2
Goodwill............................      1,060          20
                                      ----------
                                     $    2,659
                                      ==========

The following unaudited pro-forma consolidated amounts give effect to the acquisitions of PSI-Tronix and Lundahl Instruments as if both acquisitions had occurred on January 1, 1999 (in thousands):

	2000	1999
Sales	$60,803	$56,829
Net income	$ 5,949	$ 5,855
Basic and diluted net income per share	$ 0.62	$ 0.60
Shares used to compute net income per share	9,667	9,682

NOTE 4 - BALANCE SHEET DATA

                                                      December 31,
                                                  ----------------------
                                                     2000        1999
                                                  ----------  ----------
                                                     (In thousands)

Accounts receivable:

     Accounts receivable........................ $    9,321  $    9,152
     Less: Allowance for doubtful accounts
        and sales returns.......................       (545)       (330)
                                                  ----------  ----------
                                                 $    8,776  $    8,822
                                                  ==========  ==========

Inventories:

     Finished goods............................. $    5,310  $    3,108
     Subassemblies..............................      1,105         948
     Work in process............................        659         263
     Raw materials..............................      2,209       4,095
                                                  ----------  ----------
                                                 $    9,283  $    8,414
                                                  ==========  ==========

Property and equipment:

     Equipment.................................. $    8,147  $    6,305
     Furniture and fixtures.....................      1,189       1,076
     Leasehold improvements.....................        238          96
                                                  ----------  ----------
                                                      9,574       7,477
     Less: accumulated depreciation.............     (5,825)     (4,611)
                                                  ----------  ----------
                                                 $    3,749  $    2,866
                                                  ==========  ==========

Intangible assets:

     Goodwill................................... $    5,321  $    1,060
     Technology.................................      2,500       1,000
     Customer list..............................      1,351         250
     Covenant not to compete....................         50          50
                                                  ----------  ----------
                                                      9,222       2,360
     Less: accumulated amortization.............       (641)        (89)
                                                  ----------  ----------
                                                 $    8,581  $    2,271
                                                  ==========  ==========

Accrued expenses:

     Accrued compensation and benefits.......... $    1,707  $    1,111
     Accrued commissions........................        139         210
     Warranty reserve...........................        338         321
     Other......................................        238         350
                                                  ----------  ----------
                                                 $    2,422  $    1,992
                                                  ==========  ==========

Debt:

The Company has a $6,100,000 line of credit with a bank, of which no amount was outstanding at December 31, 2000 or December 31, 1999. The line, which is subject to certain financial statement covenants, bears interest at the bank's prime rate (9.5% at December 31, 2000), is secured by accounts receivable, inventories and fixed assets, and expires on May 31, 2001.

NOTE 5 - INCOME TAXES

The provision for income taxes was as follows:

                                             Year Ended December 31,
                                      ----------------------------------
                                         2000        1999        1998
                                      ----------  ----------  ----------
                                                 (In thousands)
  Current tax expense:
   Federal.......................... $    3,237  $    1,941  $    2,224
   State, net of federal benefit....        802         540         600
                                      ----------  ----------  ----------
                                          4,039       2,481       2,824
  Deferred tax benefit..............       (588)        280        (112)
                                      ----------  ----------  ----------
   Total                             $    3,451  $    2,761  $    2,712
                                      ==========  ==========  ==========

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. Deferred tax assets of $1,440,000 and $852,000 were comprised of $791,000 and $460,000 of inventory reserves and of $649,000 and $392,000 of other accruals and reserves not currently deductible at December 31, 2000 and 1999, respectively.

The provision for income taxes differs from the amount of tax determined by applying the applicable federal statutory income tax rate to pretax income as a result of the following differences:

                                             Year Ended December 31,
                                      ----------------------------------
                                         2000        1999        1998
                                      ----------  ----------  ----------
   Statutory U.S. tax rate..........         34%        34%        34%
   State income taxes, net of
     federal benefit................          6           6           6
   Research and development
     and other credits..............         (2)         (2)         (2)
                                      ----------  ----------  ----------
   Effective tax rate...............         38%        38%        38%
                                      ==========  ==========  ==========

NOTE 6 - INCOME PER SHARE

A reconciliation of the numerators and denominators of the basic and diluted income per common share computations is provided below.

                                               (In thousands)     (Per
                                            ------------------   Share)
                                             Income    Shares    Amount
                                            --------  --------  --------
2000:
Basic earnings per share calculation...... $  5,631     9,640  $   0.58
Effect of dilutive securities:
  Stock options...........................      --         27       --
                                            --------  --------  --------
Diluted earnings per share calculation.... $  5,631     9,667  $   0.58
                                            ========  ========  ========

1999:
Basic earnings per share calculation...... $  4,505     9,658  $   0.47
Effect of dilutive securities:
  Stock options...........................      --         24       --
                                            --------  --------  --------
Diluted earnings per share calculation.... $  4,505     9,682  $   0.47
                                            ========  ========  ========

1998:
Basic earnings per share calculation...... $  4,422     9,650  $   0.46
Effect of dilutive securities:
  Stock options...........................      --         71       --
                                            --------  --------  --------
Diluted earnings per share calculation.... $  4,422     9,721  $   0.46
                                            ========  ========  ========

NOTE 7 - DIVIDENDS

During 2000, the Company paid quarterly dividends of $.05 per share. During 1999, the Company paid quarterly dividends of $.0475 per share. During 1998, the Company paid quarterly dividends of $.045 per share. On March 8, 2001, the Company declared a quarterly dividend of $.0525 per share, payable on April 2, 2001 to shareholders of record on March 23, 2001.

NOTE 8 - SEGMENT REPORTING AND OTHER INFORMATION

In 2000, with the acquisition of PSI-Tronix, the Company organized itself into two product groups, Safety Products Group; whose products include safety light curtains, safety interlocks and relays, safety mats and controllers, safety contact strips, and optical profiling scanners; and Automation Products Group; whose products include photoelectric and fiberoptic sensors, control components, power monitoring electronics, defense electronics, industrial control microcomputers, peripherals and software, level and flow sensors, non-contact ultrasonic sensors and controllers , pressure transducers, digital pressure gauges, displacement and velocity transducers and pressure comparators.

Financial information for each product group for the years ended December 31, 2000, 1999 and 1998 follows:

2000                                   Safety Products   Automation Products
-------------------------------------  ----------------  -------------------
Sales................................ $         48,686  $            10,577
Group operating profit............... $          6,311  $             2,434
Total assets......................... $         17,459  $            19,569
Capital expenditures................. $          1,436  $               184
Depreciation and amortization........ $          1,063  $               703

1999
-------------------------------------
Sales................................ $         45,475  $             3,630
Group operating profit............... $          5,652  $             1,182
Total assets......................... $         24,238  $             8,298
Capital expenditures................. $          1,128  $                --
Depreciation and amortization........ $            892  $                71

1998
-------------------------------------
Sales................................ $         41,524  $             1,941
Group operating profit............... $          5,426  $               914
Total assets......................... $         23,064  $             6,757
Capital expenditures................. $            780  $                --
Depreciation and amortization........ $            921  $                --

The market for the Company's products is characterized by rapidly changing technology, evolving industry standards, changes in customer needs and frequent new product introductions. The Company operates principally in the United States. The Company's operations in Germany are insignificant to the Company as a whole. Sales to foreign customers represented less than 10% of total sales in 2000, 1999 and 1998. One customer, a distributor, accounted for 9% of total sales in 2000 and 14% in 1999 and 1998.

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments and accounts receivable. The Company places its cash and cash equivalents in a variety of money market accounts. The Company further limits its exposure to these investments by placing such investments with various high quality financial institutions. The Company routinely performs evaluations of these financial institutions. The Company's short-term investments are primarily composed of highly rated mutual funds and Treasury bonds. The Company offers credit terms on the sale of its products to its customers in the normal course of business. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company maintains reserves for potential credit reserves and such reserves have been within management's expectations.

NOTE 9 - STOCK OPTION PLAN AND EMPLOYEE STOCK PURCHASE PLAN

Stock Option Plan

The 1997 Stock Option Plan (the "Plan") provides for the granting of stock options to employees and consultants of the Company. Options granted under the Plan may be either incentive stock options or nonqualified stock options. Incentive stock options ("ISO") may be granted only to Company employees (including officers and directors who are also employees). Nonqualified stock options ("NSO") and stock purchase rights may be granted to Company employees and consultants. The Company has reserved 1,000,000 shares of common stock for issuance under the Plan. No person will be eligible to receive more than 250,000 shares in any fiscal year pursuant to Awards under the 1997 Plan other than a new employee of the Company who will be eligible to receive no more than 250,000 shares in the fiscal year in which such employee commences employment.

Options under the Plan may be granted for periods of up to ten years and at prices no less than 85% of the estimated fair market value of the shares on the date of grant, provided, however, that (i) the exercise price of an ISO shall not be less than 100% of the estimated fair market value of the shares on the date of grant, and (ii) the exercise price of an ISO granted to a 10% stockholder shall not be less than 110% of the estimated fair value of the shares on the date of grant. Most options granted under the Plan through December 31, 2000 vest either immediately or over a five-year period for employees.

Activity under the Plan is set forth below:

                                                              Weighted
                                                               Average
                                     Available                Exercise
                                        for       Options       Price
                                       Grant    Outstanding   Per Share
                                     ---------- ------------  ---------
  Balance, December 31, 1997........   680,758      207,501  $    6.39
    Granted ........................   (37,000)      37,000       7.47
    Exercised ......................       --       (15,885)      5.25
    Canceled .......................       668         (668)      8.13
                                     ---------- ------------
  Balance, December 31, 1998........   644,426      227,948       6.64
    Granted ........................   (15,000)      15,000       4.93
    Exercised ......................       --         --           --
    Canceled .......................    12,050      (12,050)      8.55
                                     ---------- ------------
  Balance, December 31, 1999........   641,476      230,898       6.43
    Granted ........................  (345,600)     345,600       6.07
    Exercised ......................       --        (1,334)      4.36
    Canceled .......................    88,732      (88,732)      5.42
                                     ---------- ------------
  Balance, December 31, 2000........   384,608      486,432  $    6.36
                                     ========== ============

Information relating to stock options outstanding at December 31, 2000 is as follows:

                           Options Outstanding
                   ----------------------------------    Options Vested and
                                Weighted                     Exercisable
                                 Average               -------------------------
                                Remaining   Weighted                  Weighted
                               Contractual   Average                   Average
     Range of        Number       Life      Exercise      Number      Exercise
   Exercise Prices outstanding   (Years)      Price    outstanding      Price
 ----------------- ----------- -----------  ---------  ------------  -----------
$  1.12                 6,000         1.0  $    1.12         6,000  $      1.12
   2.75 - $  3.90      13,500         2.9       3.29        12,700         3.26
   4.25 -    5.74      25,600         8.8       4.91         5,400         5.52
   6.00      6.80     285,500         9.3       6.04        15,250         6.38
   7.01      7.87     140,832         6.7       7.44        95,332         7.61
$  8.61 - $ 11.48      15,000         4.0  $    9.76        13,800  $      9.86
                   -----------                         ------------
                      486,432                              148,482
                   ===========                         ============

Employee Stock Purchase Plan

The Company has reserved 600,000 shares of Common Stock for issuance under the 1997 Employee Stock Purchase Plan (the "Purchase Plan"). Employees generally will be eligible to participate in the Purchase Plan if they are customarily employed by the Company for more than 20 hours per week and more than five months in a calendar year and are not (and would not become as a result of being granted an option under the Purchase Plan) 5% stockholders of the Company. Under the Purchase Plan, eligible employees may select a rate of payroll deduction not to exceed 15% of their W-2 cash compensation. Each offering period commences on first trading day of each calendar quarter, or on such other date as the Board shall determine. The price at which the Common Stock is purchased under the Purchase Plan is 85% of the lesser of the fair market value of the Company's Common Stock on the first day of the applicable offering period or on the last day of that purchase period. The Purchase Plan will terminate after a period of ten years unless terminated earlier as permitted by the Purchase Plan. During the years ended December 31, 2000, 1999 and 1998, 23,082, 33,782 and 25,257 shares of common stock were purchased under this plan at a weighted-average price of $5.03, $4.07, and $6.16 per share, respectively.

Fair Value Disclosures

This information is required to be determined as if the Company had accounted for its employee stock options (including shares issued under the Employee Stock Purchase Plan, collectively called options) under defined by SFAS No. 123. The fair value of options reported below has been estimated at the date of grant using the Black-Scholes option-pricing model for 2000, 1999 and 1998 using the following assumptions:

	Employee Stock Options			Employee Stock Purchase Plan
	2000	1999	1998	2000	1999	1998

Risk-free interest rates	6.49 - 6.62%	4.57 - 5.9%	4.04 - 5.65%	5.33 - 6.21%	4.44 - 4.98%	4.23 - 5.36%
Expected lives (in years)	5	5	5	0.25	0.25	0.25
Dividend yield	2.96%	3.58%	2.24%	2.96%	3.58%	2.24%
Expected volatility	33.40%	42.03%	50.99%	33.40%	42.03%	50.99%

The weighted-average estimated fair value of options granted during the year 2000, 1999 and 1998 were $6.07, $4.93 and $7.47 respectively. The weighted-average estimated fair value of employee stock purchase rights granted under the Employee Stock Purchase Plan were $1.31, $1.10, and $2.13 in 2000, 1999 and 1998 respectively.

Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for the awards under a method prescribed by SFAS No. 123, the Company's net income would have been decreased to the pro forma amounts indicated below:

	(In Thousands)
	Years Ended December 31,
	2000	1999	1998
Net Income:
Pro Forma	$ 5,520	$ 4,278	$ 4,165
Pro Forma EPS	$ 0.57	$ 0.44	$ 0.43

NOTE 10 - RETIREMENT SAVINGS PLAN

The Company adopted a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The plan allows employer's matching contributions equal to 50% of employees' contributions subject to a maximum of 6% of employees' compensation. Contributions to the plan may be made at the discretion of the Board of Directors. The Company contributed $313,000, $262,000 and $232,000 to the plan in 2000, 1999 and 1998 respectively.

In addition to this pending patent litigation, from time to time, the Company is involved in litigation in the normal course of business. Management believes that the outcome of matters to date will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

The Company leases certain office and manufacturing space and other equipment under noncancellable operating leases. At December 31, 2000, future minimum payments under these leases due in the years 2001 through 2005 were approximately $977,000 per year.

Rent expense under operating lease agreements was approximately $997,000 in 2000, $685,000 in 1999 and $630,000 in 1998, respectively.

From time to time, the Company is involved in litigation in the normal course of business. Management believes that the outcome of matters to date will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Certain information required by Part III is omitted from this Report in that the registrant will file a definitive Proxy Statement for its 2001 Annual Meeting of Stockholders pursuant to Regulation 14A (the "Proxy Statement") no later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference.

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item concerning the Company's directors and the Company's executive officers is incorporated by reference to the sections entitled "Nominees" and "Management", respectively, appearing in the Company's Proxy Statement for its 2001 Annual Meeting of Stockholders.

Item 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the sections entitled "Executive Compensation" and "Report of the Compensation Committee" appearing in the Proxy Statement for its 2001 Annual Meeting of Stockholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference to the sections entitled "Security Ownership of Certain Beneficial Owners and Management" appearing in the Proxy Statement for its 2001 Annual Meeting of Stockholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the sections entitled "Certain Relationships and Related Transactions" appearing in the Proxy Statement for its 2001 Annual Meeting of Stockholders.

PART IV

Item 14. EXHIBITS LIST AND REPORTS ON FORM 8-K

1. FINANCIAL STATEMENTS

Reference is made to the index appearing in Item 8(a) of this report.

2. EXHIBITS AND EXHIBIT INDEX:

Exhibit Number	Description
Exhibit 2.1 -

Asset Purchase Agreement by and among PSI-Tronix Technologies, Inc., Scientific Technologies Incorporated, PSI-Tronix, Inc. and Melvin R. Heier and Donna Mae Heier, Trustees of the Heier Family Trust Dated 6/27/89 dated as of March 16, 2000 is incorporated by reference to the Registrant's Form 8-K/A dated May 30, 2000, Exhibit 2.1.

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

Exhibit 10.2 -	Bank agreement dated November 29, 1994 with Bank of The West is incorporated by reference to the Registrant's Form 10-KSB for the year ended December 31, 1994, Exhibit 10.3.
Exhibit 10.3 -	Amendment dated June 30, 2000 to Bank Agreement dated November 29, 1994 with Bank of The West.
Exhibit 10.4 -	Amendment dated October 6, 2000 to Bank Agreement dated November 29, 1994 with Bank of The West.
Exhibit 21.1 -	Subsidiaries of the Registrant
Exhibit 23.1 -	Consent of PricewaterhouseCoopers LLP, Independent Accountants.
Exhibit 24.1 -	Power of Attorney (included on page 34)

All other exhibits for which provision is made in Regulation S-K of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(b) No Reports on Form 8-K were filed during the last quarter of 2000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 29, 2001

SCIENTIFIC TECHNOLOGIES INCORPORATED

By:	/s/ Anthony R. Lazzara

Anthony R. Lazzara
Chairman

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Anthony R. Lazzara and Joseph J. Lazzara, jointly and severally, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Anthony R. Lazzara Anthony R. Lazzara	Chairman of the Board and Director	March 29, 2001
/s/ Joseph J. Lazzara Joseph J. Lazzara	President, Chief Executive Officer, Treasurer, Director (Principal Executive and Financial Officer)	March 29, 2001
/s/ James A. Lazzara James A. Lazzara	Vice President, Secretary and Director	March 29, 2001
/s/ James A. Ashford James A. Ashford	Vice President and Director	March 29, 2001
/s/ Carl H. Frei Carl H. Frei	Director	March 29, 2001
/s/ Bernard J. Ploshay Bernard J. Ploshay	Director	March 29, 2001
/s/ Richard O. Faria Richard O. Faria	Vice President, Finance and Administration (Principal Accounting Officer)	March 29, 2001

SCIENTIFIC TECHNOLOGIES INCORPORATED

EXHIBITS
TO
Annual Report on Form 10-K
Year ended December 31, 2000
EXHIBITS - TABLE OF CONTENTS
Exhibit Number	Description
Exhibit 10.3 -	Amendment dated June 30, 2000 to Bank Agreement dated November 29, 1994 with Bank of The West.
Exhibit 10.4 -	Amendment dated October 6, 2000 to Bank Agreement dated November 29, 1994 with Bank of The West.
Exhibit 21.1 -	Subsidiaries of the Registrant
Exhibit 23.1 -	Consent of PricewaterhouseCoopers LLP, Independent Accountants.
Exhibit 24.1 -	Power of Attorney (included on page 36)