Form 10-Q
period 2001-03-31
SCIENTIFIC TECHNOLOGIES INC
filed 2001-05-09
CIK 708250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001 or

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    YES [X] NO [   ],

Common stock outstanding as of April 30, 2001 was 9,650,369 shares.

SCIENTIFIC TECHNOLOGIES INCORPORATED
Report On Form 10-Q For The
Quarter Ended March 31, 2001
INDEX

PART I. Financial Information	Page No.

Item 1. Financial Statements (unaudited):

Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000	**

Consolidated Statements of Operations for the Three Months ended March 31, 2001 and 2000	**

Consolidated Statements of Cash Flows for the Three Months ended March 31, 2001 and 2000	**

Notes to Consolidated Financial Statements	**

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	**

PART II. Other Information

Item 6. Exhibits and Reports on Form 8-K	**

Signatures	**

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

SCIENTIFIC TECHNOLOGIES INCORPORATED

CONSOLIDATED BALANCE SHEET

(Unaudited, in thousands)

Assets	Mar.31, 2001	Dec. 31, 2000
Current assets
Cash and cash equivalents	$ 4,561	$ 4,048
Short-term investments	322	406
Accounts and notes receivable, net	8,443	8,776
Inventories	9,839	9,283
Deferred income taxes	1,680	1,680
Other assets	719	505
Total current assets	25,564	24,698

Intangible assets	8,406	8,581
Property and equipment, net	3,719	3,749
Total assets	$37,689	$37,028

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$ 2,647	$ 2,775
Payable to Parent	94	--
Accrued expenses	2,537	2,422
Total current liabilities	5,278	5,197

Long-term tax liability	240	240
Total liabilities	5,518	5,437

Shareholders' equity

Common stock: shares authorized 20,000,
issued and outstanding; 9,650
($.001 par value)	10	10
Capital in excess of par value	5,553	5,553
Retained earnings	26,608	26,028
Total shareholders' equity	32,171	31,591
Total liabilities and shareholders' equity	$37,689	$37,028

The accompanying notes are an integral part of these financial statements.

SCIENTIFIC TECHNOLOGIES INCORPORATED

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited, in thousands)

	For the three months ended
	Mar.31, 2001	Mar.31, 2000

Sales	$14,323	$13,490

Cost of goods sold	7,852	6,420

Gross profit	6,471	7,070

Operating expenses
Selling, general and administrative	3,988	3,766
Research and development	1,499	1,500
Amortization of intangible assets	128	--
Total operating expenses	5,615	5,266

Income from operations	856	1,804

Interest and other income, net	80	57

Income before income taxes	936	1,861

Provision for taxes on income	356	707

Net income	$ 580	$ 1,154

Net income per common share
Basic and diluted net income per share (Note 2)	$ 0.06	$ 0.12

Shares used to compute net income per common share	9,673	9,669

The accompanying notes are an integral part of these financial statements.

SCIENTIFIC TECHNOLOGIES INCORPORATED

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited, in thousands)

	For the three months ended
	Mar.31, 2001	Mar.31, 2000

Cash flows from operating activities
Net income	$ 580	$ 1,154
Adjustments to reconcile net income to cash
provided by operating activities:
Depreciation and amortization	494	279

Changes in assets and liabilities
Decrease (increase) in accounts receivable	333	(339)
Decrease (increase) in inventories	(556)	397
Decrease (increase) in other assets	(214)	(336)
Decrease in accounts payable	(128)	(636)
Increase in payable to Parent	94	931
Increase (decrease) in accrued liabilities	115	515
Cash flows provided by operating activities	718	1,965

Cash flows from investing activities
Purchase of property, plant and equipment	(289)	(206)
Net cash used in the acquisition of PSI-Tronix, Inc.	--	(8,760)
Sale of short-term investments	84	4,337
Cash flows used in investing activities	(205)	(4,629)

Change in cash and cash equivalents	513	(2,664)

Cash and cash equivalents at beginning of period	4,048	3,362
Cash and cash equivalents at end of period	$ 4,561	$ 698

Supplemental disclosure of cash flow information

Cash paid to the Parent for income taxes	$ 356	$ 707

The accompanying notes are an integral part of these financial statements.

SCIENTIFIC TECHNOLOGIES INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements for the three months ended March 31, 2001 and 2000 are unaudited. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the financial position, results of operations and cash flows of Scientific Technologies, Inc. (the "Company") and its subsidiaries for all periods presented.

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

The results of operations are not necessarily indicative of the results to be expected in the future or for the full fiscal year. It is recommended that these condensed consolidated financial statements be read in conjunction with the Company's consolidated financial statements and the notes thereto included in its 2000 Annual Report on Form 10-K.

1. INVENTORIES

Inventories consisted of the following: (In thousands)

	Mar.31, 2001	Dec. 31, 2000
Raw Materials	$5,202	$2,209
Subassemblies	1,159	1,105
Work in Process	416	659
Finished Goods	3,062	5,310
	$9,839	$9,283

2. NET INCOME PER SHARE

A reconciliation of the numerators and denominators of the basic and diluted income per common share computations is provided below.

		(In thousands)	(Per share)
Three months ended March 31, 2001	Income	Shares	Amount
Basic earnings per share calculation	$ 580	9,650	$0.06
Effect of dilutive securities
Stock options	-	23	-
Diluted earnings per share calculation	$ 580	9,673	$0.06

Three months ended March 31, 2000
Basic earnings per share calculation	$1,154	9,642	$0.12
Effect of dilutive securities
Stock options	-	27	-
Diluted earnings per share calculation	$1,154	9,669	$0.12

3. DIVIDEND PAID

On March 8, 2001, the Company declared a cash dividend of $.0525 per share on all outstanding shares of its common stock to shareholders of record on March 23, 2001. This dividend was paid on April 2, 2001. Approximately 87% of the outstanding common stock of the Company is beneficially owned by Scientific Technology Incorporated, a California corporation under common control with the Company. Dividends paid to Scientific Technology Incorporated were applied to the Payable to Parent account.

4. COMPREHENSIVE INCOME

For the three months ended March 31, 2001 and 2000, there is no significant difference between net income and comprehensive income.

5. SEGMENT REPORTING AND OTHER INFORMATION

Financial information for each product group for the three months ended March 31, 2001 and 2000 follows:

2001	Safety Products	Automation Products
Sales	$11,765	$ 2,558
Group operating profit	704	152
Total Assets	$15,687	$22,002
2000
Sales	$12,141	$ 1,349
Group operating profit	1,653	151
Total Assets	$16,731	$18,023

The Company operates principally in the United States. The Company's operations in Germany are insignificant to the Company as a whole. Sales to foreign customers represented less than 10% of total sales in the first quarter of 2001 and 2000.

6. RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS No. 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. The Company does not currently hold derivative instruments or engage in hedging activities. Our adoption of SFAS No. 133, which became effective January 1, 2001, did not have a material effect on our financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This interim report on Form 10-Q contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. Such statements include expectations, beliefs, intentions or strategies regarding future operating results, future expenditures, future cash requirements, and future industry conditions that involve risks and uncertainties. The Company's actual results could differ materially from those projected in such forward- looking statements as a result of many factors, including, without limitation, those set forth under this section, the section entitled "Business Factors" below and elsewhere in this report on Form 10-Q.

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

Sales for the three months ended March 31, 2001 increased 6% to $14,323 from $13,490 in the first quarter of 2000. The increase in sales was due to the acquisition of PSI-Tronix in March of 2000. Our consolidated sales include three months of sales of PSI-Tronix for the quarter ended March 31, 2001 and lees than one month of sales of PSI-Tronix for the quarter ended March 31, 2000.

Gross margin as a percentage of sales for the three-month period ended March 31, 2001 was 45% of sales compared to 52% for the same period in 2000. This was primarily the result of a shift in the mix of sales in the first quarter of 2001 to products with a relatively higher cost of sales than in the comparable 2000 period.

Selling, general and administrative expenses increased 6% to $3,988 in the first quarter of 2001 from $3,766 in the first quarter of 2000. This increase was due to the full quarter effect of expenses incurred by the PSI-Tronix business we acquired. Selling, general and administrative expenses increased to 29% of sales for the three months ended March 31, 2001 compared to 28% in the same 2000 period.

First quarter 2001 research and development expenses were the same as the comparable period in 2000. Research and development expenses were 10% of sales for the three months ended March 31, 2001 compared to 11% for the comparable 2000 quarter. We anticipate that we will continue to make substantial investments in research and development in future quarters.

Amortization of intangible assets, amounting to $128 for the quarter ended March 31, 2001, related to the acquisition of PSI-Tronix.

Liquidity and Capital Resources

At March 31, 2001, our working capital was $20,286, a 4% increase from the $19,501 reported at December 31, 2000. This increase was primarily the result of positive cash flows from operations.

Available bank borrowings were $6,100, all of which were unused at March 31, 2001. The Company believes that cash from operations, together with its cash resources and available bank borrowings, will be sufficient to fund its working capital requirements for the next twelve months.

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

PART II - OTHER INFORMATION

Items 1 - 4 and 5 are not applicable for this reporting period.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following documents are filed as a part of this Report:

Exhibit 3.1 -	Articles of Incorporation, as amended, are incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 1988, Exhibit 3.1.

Exhibit 3.3 -	By-Laws are incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 1985, Exhibit 3.

Exhibit 4.1 -	1997 Employee Stock Purchase Plan is incorporated by reference to the Registrant's Registration Statement on Form S-8 dated October 2, 1998.

Exhibit 4.2 -	1997 Stock Plan is incorporated by reference to the Registrant's Registration Statement on Form S-8 dated October 2, 1998.

Exhibit 21.1 -	Subsidiaries of the Registrant is incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 2000, Exhibit 21.1.

Exhibit 23.1 -	Consent of Independent Accountants is incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 2000, Exhibit 23.1.

Exhibit 24.1 -	Power of Attorney is incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 2000, Exhibit 24.1.

  No Reports on Form 8-K were filed during the first quarter of 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCIENTIFIC TECHNOLOGIES INCORPORATED

(Registrant)

Date: May 8, 2001

By:	/s/Joseph J. Lazzara

Joseph J. Lazzara
President and Chief Executive Officer (Principal Executive and Financial officer)

Date: May 8, 2001

By:	/s/ Richard O. Faria

Richard O. Faria
Vice-President, Finance & Administration (Principal Accounting Officer)