Form 10-Q
period 2001-06-30
SCIENTIFIC TECHNOLOGIES INC
filed 2001-08-14
CIK 708250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001 or

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    YES [X] NO [   ],

Common stock outstanding as of July 31, 2001 was 9,650,369 shares.

SCIENTIFIC TECHNOLOGIES INCORPORATED
Report On Form 10-Q For The
Quarter Ended June 30, 2001
INDEX

PART I. Financial Information	Page No.

Item 1. Financial Statements (unaudited):

Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000	**

Consolidated Statements of Operations for the Three and Six Months ended June 30, 2001 and 2000	**

Consolidated Statements of Cash Flows for the Six Months ended June 30, 2001 and 2000	**

Notes to Consolidated Financial Statements	**

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	**

Item 3. Quantitative and Qualitative Disclosures About Market Risk	**

PART II. Other Information

Item 6. Exhibits and Reports on Form 8-K	**

Signatures	**

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

SCIENTIFIC TECHNOLOGIES INCORPORATED

CONSOLIDATED BALANCE SHEET

(Unaudited, in thousands)

Assets	June 30, 2001	December 31, 2000
Current assets
Cash and cash equivalents	$ 1,007	$ 4,048
Short-term investments	775	406
Accounts and notes receivable, net	7,317	8,776
Inventories	9,859	9,283
Deferred income taxes	1,680	1,680
Other current assets	686	505
Total current assets	21,324	24,698

Intangible assets	11,622	8,546
Property and equipment, net Other assets	3,713 35	3,749 35
Total noncurrent assets	15,370	12,330

Total assets	$ 36,694	$ 37,028

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$ 1,876	$ 2,775
Payable to Parent	1,802	--
Accrued expenses	2,092	2,422
Total current liabilities	5,770	5,197

Long-term liability	240	240
Total liabilities	6,010	5,437

Shareholders' equity

Common stock; $.001 par value; 100,000 shares authorized; shares issued and outstanding -- 9,650 and 9,655	10	10
Capital in excess of par value	5,538	5,553
Retained earnings	25,136	26,028
Total shareholders' equity	30,684	31,591
Total liabilities and shareholders' equity	$ 36,694	$ 37,028

The accompanying notes are an integral part of these financial statements.

SCIENTIFIC TECHNOLOGIES INCORPORATED

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited, in thousands)

	For the three months ended
	June 30, 2001	June 30, 2000

Sales	$11,581	$15,209

Cost of goods sold	7,492	7,217

Gross profit	4,089	7,992

Operating expenses
Selling, general and administrative	4,249	4,025
Research and development	1,281	1,227
Amortization of intangible assets	175	114
Total operating expenses	5,705	5,366

Income (loss) from operations	(1,616)	2,626

Interest and other income, net	70	39

Income (loss) before income taxes	(1,546)	2,665

Provision for (benefit) from income taxes	(587)	1,013

Net income (loss)	$ (959)	$ 1,652

Net income (loss) per common share
Basic and diluted	$ (0.10)	$ 0.17

Shares used to compute basic and diluted net income (loss) per common share Basic and diluted	9,655	9,665

The accompanying notes are an integral part of these financial statements.

SCIENTIFIC TECHNOLOGIES INCORPORATED

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited, in thousands)

	For the six months ended
	June 30, 2001	June 30, 2000

Sales	$25,904	$28,699

Cost of goods sold	15,344	13,637

Gross profit	10,560	15,062

Operating expenses
Selling, general and administrative	8,190	7,773
Research and development	2,780	2,727
Amortization of intangible assets	350	133
Total operating expenses	11,320	10,633

Income (loss) from operations	(760)	4,429

Interest and other income, net	150	95

Income (loss) before income taxes	(610)	4,524

Provision for (benefit) from income taxes	(232)	1,719

Net income (loss)	$ (378)	$ 2,805

Net income (loss) per common share
Basic and diluted	$ (0.04)	$ 0.29

Shares used to compute basic and diluted net income (loss) per common share Basic and diluted	9,655	9,671

The accompanying notes are an integral part of these financial statements.

SCIENTIFIC TECHNOLOGIES INCORPORATED

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited, in thousands)

	For the six months ended
	June 30, 2001	June 30, 2000

Cash flows from operating activities
Net income (loss)	$ (378)	$ 2,805
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	951	667

Changes in assets and liabilities
Decrease in accounts receivable	1,908	1,058
Decrease (increase) in inventories	(259)	580
Increase in other assets	(181)	(205)
Decrease in accounts payable	(1,030)	(827)
Increase (decrease) in payable to Parent	1,365	(784)
Increase (decrease) in accrued liabilities	(355)	740
Cash flows provided by operating activities	2,021	4,034

Cash flows from investing activities
Purchase of property, plant and equipment	(503)	(707)
Net cash used in connection with the acquisition of PSI-Tronix, Inc.	--	(8,653)
Net cash used in connection with the acquisition of Dunn Sales, Inc.	(4,113)	--
Sale (purchase) of short-term investments	(369)	3,086
Cash flows used in investing activities	(4,985)	(6,274)

Cash flows from financing activities
Dividends	(77)	(482)
Repurchase of common stock	--	(158)
Cash flows used in financing activities	(77)	(640)

Change in cash and cash equivalents	(3,041)	(2,880)

Cash and cash equivalents at beginning of period	4,048	3,362
Cash and cash equivalents at end of period	$ 1,007	$ 482

Supplemental disclosure of cash flow information

Cash paid to the Parent for income taxes	$ --	$ 1,719

The accompanying notes are an integral part of these financial statements.

SCIENTIFIC TECHNOLOGIES INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements for the three and six months ended June 30, 2001 and 2000 are unaudited. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the financial position, results of operations and cash flows of Scientific Technologies, Inc. (the "Company") and its subsidiaries for all periods presented.

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

1. INVENTORIES

Inventories consisted of the following: (In thousands)

	June 30, 2001	December 31, 2000
Raw Materials	$6,029	$5,310
Subassemblies	1,051	1,105
Work in Process	566	659
Finished Goods	2,213	2,209
	$ 9,859	$ 9,283

2. NET INCOME (LOSS) PER SHARE

A reconciliation of the numerators and denominators of the basic and diluted income per common share computations is provided below.

	(In thousands)
	Income	Shares	Per share Amount
Three months ended June 30, 2001
Basic loss per share calculation	$ (959)	9,655	$ (0.10)
Total potential common stock excluded from the computation of earnings per share as their effect was antidilutive		50
Three months ended June 30, 2000
Basic earnings per share calculation	$ 1,652	9,642	$ 0.17
Effect of dilutive securities
Stock options	-	23	-
Diluted earnings per share calculation	$ 1,652	9,665	$ 0.17

Six months ended June 30, 2001
Basic loss per share calculation	$ (378)	9,653	$ (0.04)
Total potential common stock excluded from the computation of earnings per share as their effect was antidilutive		14
Six months ended June 30, 2000
Basic earnings per share calculation	$ 2,805	9,646	$ 0.29
Effect of dilutive securities
Stock options	-	25	-
Diluted earnings per share calculation	$ 2,805	9,671	$ 0.29

3. DIVIDEND PAID

On May 25, 2001, the Company declared a cash dividend of $.055 per share on all outstanding shares of its common stock. This dividend was paid on July 5, 2001 to shareholders of record on June 23, 2001. On April 2, 2001, the Company paid a cash dividend of $.055 per share on all outstanding shares of its common stock to shareholders of record on March 17, 2001. Approximately 87% of the outstanding common stock of the Company is beneficially owned by Scientific Technology Incorporated, a California corporation under common control with the Company. Dividends paid to Scientific Technology Incorporated were applied to the Payable to Parent account.

4. COMPREHENSIVE INCOME

For the three and six months ended June 30, 2001 and 2000, there is no significant difference between net income and comprehensive income.

5. SEGMENT REPORTING AND OTHER INFORMATION

Financial information for each product is as follows: (in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
Safety Products	2001	2000	2001	2000
Sales	$ 9,169	$ 12,269	$ 20,934	$ 24,410
Group Operating Profit	(1,050)	1,690	(346)	3,343
Total Assets	14,702	15,661	14,702	15,661

	Three months ended		Six months ended
	June 30,		June 30,
Automation Products	2001	2000	2001	2000
Sales	$ 2,412	$ 2,940	$ 4,970	$ 4,289
Group Operating Profit	(566)	935	(414)	1,086
Total Assets	21,992	21,367	21,992	21,367

The Company operates principally in the United States. The Company's operations in Germany are insignificant to the Company as a whole. Sales to foreign customers represented less than 10% of total sales in the second quarter of 2001 and 2000.

6. RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. We are currently assessing but have not yet determined the impact of SFAS 141 on our financial position and results of operations.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after March 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. We are currently assessing but have not yet determined the impact of SFAS 142 on our financial position and results of operations.

7. ACQUISITION OF DUNN SALES, INC.

On June 8, 2001, the Company acquired all the outstanding common stock of Dunn Sales, Inc. ("DSI"), for an estimated purchase price of $4.1 million. DSI is a leading provider of safeguarding equipment installation, rebuilding, repair and maintenance of fabricating machinery. The transaction was accounted for as a purchase. An escrow fund of $0.4 million of the total purchase price has been established to cover any general liabilities arising in connection with the acquisition. The excess of the purchase price over the tangible assets acquired and liabilities assumed has been allocated to goodwill and other intangible assets in the amount of $3.4 million on a preliminary basis. The Company has not yet completed the valuation of the acquired identifiable intangible assets.

These estimates have been reflected in the June 30, 2001 quarterly financial statements. The operations and financial position of DSI were accounted for in the consolidated financial statements of the Company beginning on June 8, 2001. No pro-forma information has been presented since the pro-forma results of operations would not have been significantly different.

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

Sales for the three and six months ended June 30, 2001 declined 24% and 10%, respectively, to $11,581 and $25,904 from $15,209 and $28,699 in the comparable periods in 2000. This was primarily the result of a slowing of the U.S. economy which adversely affected markets served by both The Automation Products and Safety Products Groups of STI, including, (1) capital goods (2) industrial automation, (3) the semiconductor equipment and (4) the machine tooling markets. In addition, our consolidated sales for the period ended June 30, 2001 included six months of sales of PSI-Tronix, while the comparable period in 2000 reflected less than four months of PSI-Tronix sales.

Gross margin as a percentage of sales for the second quarter and first six months of 2001 was 35% and 41%, respectively, compared to 52% and 53% for the same periods in 2000. This was primarily the result of a shift in the mix of sales in the 2001 periods to products with a relatively higher cost of sales than in the comparable 2000 period. In addition, we made a one-time adjustment of $402 to our inventory reserve for excess and obsolescence in the second quarter of 2001 to reflect the lower sales levels.

Selling, general and administrative expenses for the six months ended June 30, 2001 increased 5% to $8,190 from $7,773 in comparable period of 2000. For the second quarter of 2001, selling, general and administrative expenses increased 6% to $4,249 from $4,025 in the second quarter of 2000. During the second quarter of 2001 we made a non-recurring adjustment to our reserve for Doubtful Accounts. Without this adjustment, our selling, general and administrative expenses would have declined 9%. In addition, PSI-Tronix selling, general and administration expenses were reflected for less than four months in the first half of 2000. As a percent of sales for the three and six months of 2001, selling, general and administrative expenses were 37% and 32% compared to 27% for the comparable 2000 periods.

Research and development expenses for the second quarter and first half of 2001 increased 4% and 2% respectively to $1,281 and $2,780 compared to $1,227 and $2,727 in the same periods in 2000. PSI-Tronix research and development expenses were reflected for less than four months in the first half of 2000. As a percent of sales for the three and six months of 2001, research and development were 11% compared to 8% and 10% for the comparable 2000 periods.

Liquidity and Capital Resources

At June 30, 2001, our working capital was $15,554, a 20% decline from the $19,501 reported at December 31, 2000. This decrease was primarily the result of expenditures relating to the DSI acquisition.

Available bank borrowings were $6,100, all of which were unused at June 30, 2001. The Company believes that cash from operations, together with its cash resources and available bank borrowings, will be sufficient to fund its working capital requirements for the next twelve months.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

  No Reports on Form 8-K were filed during the second quarter of 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCIENTIFIC TECHNOLOGIES INCORPORATED

(Registrant)

Date: August 14, 2001

By:	/s/ Joseph J. Lazzara

Joseph J. Lazzara
President and Chief Executive Officer (Principal Executive and Financial officer)

Date: August 14, 2001

By:	/s/ Richard O. Faria

Richard O. Faria
Vice-President, Finance & Administration (Principal Accounting Officer)