Form 10-Q
period 2001-09-30
SCIENTIFIC TECHNOLOGIES INC
filed 2001-11-14
CIK 708250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001 or

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    YES [X] NO [   ],

Common stock outstanding as of October 31, 2001 was 9,655,469 shares.

SCIENTIFIC TECHNOLOGIES INCORPORATED
Report On Form 10-Q For The
Quarter Ended June 30, 2001
INDEX

PART I. Financial Information	Page No.

Item 1. Financial Statements (unaudited):

Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000	**

Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2001 and 2000	**

Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2001 and 2000	**

Notes to Consolidated Financial Statements	**

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	**

Item 3. Quantitative and Qualitative Disclosures About Market Risk	**

PART II. Other Information

Item 6. Exhibits and Reports on Form 8-K	**

Signatures	**

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

SCIENTIFIC TECHNOLOGIES INCORPORATED

CONSOLIDATED BALANCE SHEET

(Unaudited, in thousands)

Assets	Sept. 30, 2001	Dec. 31, 2000
Current assets
Cash and cash equivalents	$ 922	$ 4,048
Short-term investments	613	406
Accounts and notes receivable, net	7,546	8,776
Inventories	9,356	9,283
Deferred income taxes	1,680	1,680
Other current assets	654	505
Total current assets	20,771	24,698

Intangible assets	11,836	8,546
Property and equipment, net Other assets	3,588 35	3,749 35
Total noncurrent assets	15,459	12,330

Total assets	$ 36,230	$ 37,028

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$ 1,636	$ 2,775
Payable to Parent	1,705	--
Accrued expenses	2,285	2,422
Total current liabilities	5,626	5,197

Long-term liability	240	240
Total liabilities	5,866	5,437

Shareholders' equity

Common stock; $.001 par value; 100,000 shares authorized; shares issued and outstanding
- 9,650 and 9,655	10	10
Capital in excess of par value	5,553	5,553
Retained earnings	24,801	26,028
Total shareholders' equity	30,364	31,591
Total liabilities and shareholders' equity	$ 36,230	$ 37,028

The accompanying notes are an integral part of these financial statements.

SCIENTIFIC TECHNOLOGIES INCORPORATED

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited, in thousands)

	For the three months ended
	Sept. 30, 2001	Sept. 30, 2000

Sales	$11,821	$14,992

Cost of goods sold	6,520	7,494

Gross profit	5,301	7,498

Operating expenses
Selling, general and administrative	3,622	3,776
Research and development	1,235	1,192
Amortization of intangible assets	195	--
Total operating expenses	5,052	4,968

Income from operations	249	2,530

Interest and other income, net	21	57

Income before income taxes	270	2,587

Provision for income taxes	103	983

Net income	$ 167	$ 1,604

Net income per common share
Basic and diluted	$ 0.02	$ 0.17

Shares used to compute basic and diluted net income per common share Basic and diluted	9,663	9,733

The accompanying notes are an integral part of these financial statements.

SCIENTIFIC TECHNOLOGIES INCORPORATED

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited, in thousands)

	For the nine months ended
	Sept.30, 2001	Sept.30, 2000

Sales	$37,725	$43,691

Cost of goods sold	21,864	21,131

Gross profit	15,861	22,560

Operating expenses
Selling, general and administrative	11,859	11,682
Research and development	4,015	3,920
Amortization of intangible assets	498	___
Total operating expenses	16,372	15,602

Income (loss) from operations	(511)	6,958

Interest and other income, net	171	153

Income (loss) before income taxes	(340)	7,111

Provision for (benefit from) income taxes	(129)	2,702

Net income (loss)	$ (211)	$ 4,409

Net income (loss) per common share
Basic and diluted	$ (0.02)	$ 0.46

Shares used to compute basic and diluted net income (loss) per common share Basic and diluted	9,655	9,667

The accompanying notes are an integral part of these financial statements.

SCIENTIFIC TECHNOLOGIES INCORPORATED

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited, in thousands)

	For the nine months ended
	Sept.30, 2001	Sept.30, 2000

Cash flows from operating activities
Net income (loss)	$ (211)	$ 4,409
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	1,489	1,119

Changes in assets and liabilities
Decrease in accounts receivable	1,634	467
Decrease in inventories	138	392
(Increase) decrease in other assets	(184)	50
Decrease in accounts payable	(1,270)	(1,190)
Increase (decrease) in payable to Parent	831	(856)
Increase (decrease) in accrued liabilities	(388)	1,009
Cash flows provided by operating activities	2,039	5,400

Cash flows from investing activities
Purchase of property, plant and equipment	(686)	(1,121)
Net cash used in connection with the acquisition of PSI-Tronix, Inc.	--	(8,703)
Net cash used in connection with the acquisition of Dunn Sales, Inc.	(4,130)	--
Sale (purchase) of short-term investments	(207)	1,429
Cash flows used in investing activities	(5,023)	(8,395)

Cash flows from financing activities
Dividends	(142)	(202)
Repurchase of common stock	--	19
Cash flows used in financing activities	(142)	(183)

Change in cash and cash equivalents	(3,126)	(3,178)

Cash and cash equivalents at beginning of period	4,048	3,362
Cash and cash equivalents at end of period	$ 922	$ 184

Supplemental disclosure of cash flow information

Cash paid to the Parent for income taxes	$ --	$ 2,702

The accompanying notes are an integral part of these financial statements.

SCIENTIFIC TECHNOLOGIES INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2001 and 2000 are unaudited. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the financial position, results of operations and cash flows of Scientific Technologies, Inc. (the "Company") and its subsidiaries for all periods presented.

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

1. INVENTORIES

Inventories consisted of the following: (In thousands)

	Sept. 30, 2001	Dec. 31, 2000
Raw Materials	$6,166	$5,310
Subassemblies	912	1,105
Work in Process	464	659
Finished Goods	1,814	2,209
	$9,356	$9,283

2. NET INCOME (LOSS) PER SHARE

A reconciliation of the numerators and denominators of the basic and diluted income per common share computations is provided below.

	(In thousands)
	Income	Shares	Per share Amount
Three months ended September 30, 2001
Basic earnings per share calculation	$ 167	9,660	$ 0.02
Effect of dilutive securities Stock options Diluted earnings per share calculation	--	3	--
Diluted earnings per share calculation	$ 167	9,663	$ 0.02
Three months ended September 30, 2000
Basic earnings per share calculation	$ 1,604	9,637	$ 0.17
Effect of dilutive securities Stock options Diluted earnings per share calculation	--	96	--
Diluted earnings per share calculation	$ 1,604	9,733	$ 0.17

Nine months ended September 30, 2001
Basic loss per share calculation	$ (211)	9,655	$ (0.02)
Nine months ended September 30, 2000
Basic earnings per share calculation	$ 4,409	9,640	$ 0.46
Effect of dilutive securities Stock options Diluted earnings per share calculation	--	27	--
Diluted earnings per share calculation	$ 4,409	9,667	$ 0.46

3. DIVIDEND PAID

On July 5, 2001, the Company paid a cash dividend of $.0525 per share on all outstanding shares of its common stock to shareholders of record on June 23, 2001. On April 2, 2001, the Company paid a cash dividend of $.0525 per share on all outstanding shares of its common stock to shareholders of record on March 23, 2001. Approximately 87% of the outstanding common stock of the Company is beneficially owned by Scientific Technology Incorporated, a California corporation under common control with the Company. Dividends paid to Scientific Technology Incorporated were applied to the Payable to Parent account.

4. COMPREHENSIVE INCOME

For the three and nine months ended September 30, 2001 and 2000, there is no significant difference between net income and comprehensive income.

5. SEGMENT REPORTING AND OTHER INFORMATION

Financial information for each product is as follows: In thousands

	Three months ended		Nine months ended
	September 30,		September 30,
Safety Products	2001	2000	2001	2000
Sales	$ 9,609	$12,079	$30,680	$36,594
Group operating profit	491	1,865	148	5,209
Total assets	22,907	21,041	22,907	21,041

	Three months ended		Nine months ended
	September 30,		September 30,
Automation Products	2001	2000	2001	2000
Sales	$ 2,212	$ 2,913	$ 7,045	$ 7,097
Group operating profit (loss)	(242)	665	(659)	1,749
Total assets	13,323	14,937	13,323	14,937

The Company operates principally in the United States. The Company's operations in Germany are insignificant to the Company as a whole. Sales to foreign customers represented less than 10% of total sales in the third quarter of 2001 and 2000 and less than 10% of total sales for the nine months ended September 30, 2001 and 2000.

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

In October 2001, the FASB issued Statement of Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS No. 144). FAS No. 144 supercedes FAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", however it retains the fundamental provisions of FAS No. 121 for (1) the recognition and measurement of the impairment of long-lived assets to be held and used and (2) the measurement of long-lived assets to be disposed of by sale. FAS No. 144 develops a single accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired assets and consequently amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Division of a Business" (APB No. 30). Additionally, FAS No.144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. FAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company is currently assessing the impact of its adoption on its financial statements.

7. ACQUISITION OF DUNN SALES, INC.

On June 8, 2001, the Company acquired all the outstanding common stock of Dunn Sales, Inc. ("DSI"), for an estimated purchase price of $4.2 million. DSI is a leading provider of safeguarding equipment installation, rebuilding, repair and maintenance of fabricating machinery. The transaction was accounted for as a purchase. The excess of the purchase price over the tangible assets acquired and liabilities assumed has been allocated to goodwill and other intangible assets in the amount of $3.8 million on a preliminary basis. The Company has not yet completed the valuation of the acquired identifiable intangible assets. The operations and financial position of DSI were accounted for in the consolidated financial statements of the Company beginning on June 8, 2001. No pro-forma information has been presented since the pro-forma results of operations would not have been significantly different.

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

Results of Operations

(Amounts in thousands, except percentages)

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

Sales for the three and nine months ended September 30, 2001 declined 21% and 14%, respectively, to $11,821 and $37,725 from $14,992 and $43,691 in the comparable periods in 2000. This was primarily the result of a slowing of the U.S. economy which adversely affected markets served by both the Automation Products and Safety Products Groups of STI, including, the capital goods, industrial automation, semiconductor equipment and machine tooling markets. Partially offsetting the decrease in sales resulting from the depressed economy, our consolidated sales for the periods ended September 30, 2001 included sales by Dunn Sales Inc. (DSI) which was acquired in June 2001.

Gross margin as a percentage of sales for the third quarter and first nine months of 2001 was 45% and 42%, respectively, compared to 50% and 52% for the same periods in 2000. These lower gross margins were primarily the result of a decline in units sold and a shift in the mix of sales in the 2001 periods to products with a relatively higher cost of sales than in the comparable 2000 periods. In addition, we made a one-time adjustment of $402 to our inventory reserve for excess and obsolescence in the second quarter of 2001 to reflect the lower sales levels.

Selling, general and administrative expenses for the nine months ended September 30, 2001 increased 2% to $11,859 from $11,682 in the comparable period of 2000. For the third quarter of 2001, selling, general and administrative expenses declined 4% to $3,622 from $3,776 in the third quarter of 2000. The third quarter of 2001 was positively impacted by the cost reduction measures we initiated in April 2001, which offset increased selling, general and administrative expenses associated with the acquisition of DSI. As a percent of sales for the three and nine months ended September 31, 2001, selling, general and administrative expenses were 31% and 31% compared to 25% and 27% for the comparable 2000 periods.

Research and development expenses for the third quarter and first nine months of 2001 increased 4% and 2% respectively to $1,235 and $4,014 compared to $1,192 and $3,920 in the same periods in 2000. As a percent of sales for the three and nine months ended September 30, 2001, research and development expenses were 10% and 11% respectively compared to 8% and 9% for the comparable 2000 periods.

Liquidity and Capital Resources

At September 30, 2001, our working capital was $15,145, a 22% decline from the $19,501 reported at December 31, 2000. This decrease was primarily the result of $4.2 million of cash paid by the Company to acquire DSI.

Available bank borrowings were $6,100, all of which were unused at September 30, 2001. The Company believes that cash from operations, together with its cash resources and available bank borrowings, will be sufficient to fund its working capital requirements for the next twelve months.

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

Our operating results may fluctuate.

We have experienced fluctuations in annual and quarterly operating results and anticipate that these fluctuations will continue. These fluctuations are caused by a number of factors, including the level and timing of customer orders, fluctuations in complementary third party products with which our products are sold, the mix of products sold and the timing of operating expenditures. Our operating results have been, and could continue to be negatively impacted by generally adverse economic conditions throughout the high technology sector. In particular, our PSI-Tronix subsidiary has experienced decreases in sales due to the current market conditions in the semiconductor industry.

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

PART II - OTHER INFORMATION

Items 1 - 5 are not applicable for this reporting period.

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

(b) No Reports on Form 8-K were filed during the third quarter of 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCIENTIFIC TECHNOLOGIES INCORPORATED

(Registrant)

Date: November 14, 2001

By:	/s/ Joseph J. Lazzara

Joseph J. Lazzara
President and Chief Executive Officer (Principal Executive and Financial officer)

Date: November 14, 2001

By:	/s/ Richard O. Faria

Richard O. Faria
Vice-President, Finance & Administration (Principal Accounting Officer)