Form 10-K405
period 2001-12-31
SCIENTIFIC TECHNOLOGIES INC
filed 2002-04-01
CIK 708250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

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

      Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]     No [     ]

      Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [X]

      The issuer's revenue for the most recent fiscal year was $48,289,000.

      The aggregate market value of voting stock held by non-affiliates of the Registrant, based on the closing sales price of Common Stock on March 1, 2002 as reported by the NASDAQ Market System, was approximately $5,151,528. Such amount excludes shares held by registrant's current directors and officers and by each person who owns 5% or more of the outstanding Common Stock in that such persons may be deemed to be "affiliates" as that term is defined pursuant to the Rules and Regulations of the Securities Exchange Act of 1934. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      The number of shares of the Registrant's Common Stock outstanding as of March 1, 2002 was 9,650,369 shares.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant's definitive Proxy statement to be filed with the Securities and ExchangeCommission in connection with the Company's 2002 Annual Annual Meeting of Shareholders ("the Proxy Statement") are incorporated by reference in Part III of this Form 10K.

SCIENTIFIC TECHNOLOGIES INCORPORATED

2001 ANNUAL REPORT ON FORM 10-K

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

Overview

Scientific Technologies Incorporated designs, manufactures and distributes electrical and electronic industrial controls such as machine safety and automation sensing products. Our product lines include safety light curtains, safety interlock switches, safety relays, profiling scanners, factory automation sensors, controls, fiber optics, power monitoring, safety mats, safety contact strips, non-contact ultrasonic sensors and controllers, pressure transducers and other electronic equipment supplied to industrial automation, commercial and defense customers. We were incorporated in Oregon in 1979.

Eighty-six percent (86%) of our capital stock is currently held by our parent corporation, Scientific Technology Incorporated, a California corporation.

We are organized into two product groups, Safety Products and Automation Products, within two business segments. This new structure was initiated in 2000 to allow us to better target our products based on each group's area of specialization, customer-focused applications and products. This organization is intended to facilitate more efficient integration of new products and acquisitions.

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

Products

1. Safety Products Group:

a. Safety Light Curtains. Our leading product group, which accounted for a significant majority of sales in 2001, 2000 and 1999, is a family of safety light guards, also called presence sensing devices or safety light curtains, used to safeguard personnel in manufacturing environments against injury caused by robots and moving machinery. We offer several product variations, providing customers with a complete line of optical guarding solutions.

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

The MicroSafe MC4700 series light curtain was introduced in 2001. This product features an ultra-compact transmitter and receiver that offers protected heights from 100 to 1,798 millimeters. Superior response time and excellent resolution, allow the MC4700 to be mounted closer to the danger points of hazardous operation. The MC4700 includes individual beam indicators, adjustable mounting brackets, exact channel select, floating blanking, auxiliary outputs, restart interlocks, machine test signal machine primary element control monitoring, two digit display diagnostic, two positive negative positive safety outputs and a simple 3-box design. Designed for use in locations in which space is limited, the small size of the MicroSafe allows it to be integrated with the support framing used on many automated industrial machines.

The MegaSafe MG4600 series was also introduced in 2001. The MG4600 Series comes with a complete features set, and is designed to meet the stringent safeguarding requirements for automotive applications, including those of Ford and DaimlerChrysler, as well as the Ford EL4 Standard. The MG4600 is available in 20 mm, 30 mm and 50 mm resolution, provides protected heights from 17.13 inches (435 mm) to 82.52 inches (2086 mm) depending on system resolution, and offers a 65 foot (20 meter) sensing range. Control reliable circuitry eliminates the need for a separate controller, and patented individual beam indicators simplify alignment. Additional features include field-replaceable safety relays and weld shield, floating blanking to block up to two beams anywhere in the zone, and exact channel select to permanently block selected beams where machine parts will obstruct a portion of the zone.

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

In the first quarter of 1999, the UM Series mat and a new safety mat controller were tested and certified by an independent test agency to a new international safety mat standard. These products carry the European CE test mark. The UM Series and the associated controller was introduced to our sales channel during 2000.

In 2001, we introduced and commenced shipments of the MC6 Safety Mat Controller, capable of providing up to six individual mat zones.

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

We manufacture a family of high speed, microprocessor-based profiling scanners designed to provide an economical way to measure the physical size of various objects. The modular design of these scanners enables the user to select among various output and programming functions, including infrared beam spacings, size of the scanned area and single or multiple axes. Software is included for a variety of scanning applications and can be customized to meet a customer's specific needs.

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

f. Dunn Sales, Inc. We acquired Dunn Sales in June 2001 for $4.0 million and accounted for the acquisition using the purchase method of accounting. Dunn Sales is located in Anaheim, California, and offers both safety and machinery services. Dunn Sales provides safety services such as: safeguarding equipment installations, machine safety assessments, and the design and custom fabrication of guarding solutions. Furthermore, Dunn Sales specializes in machinery services including the repair, rebuilding, relocation, sales, installation and service of fabricating machinery. Over the past decade, Dunn Sales has become one of the largest and most recognized independent fabricating machinery service, sales and maintenance companies domiciled in the western United States. Dunn Sales serves customers in a variety of industries, including metal fabrication, aerospace, electronics and food processing.

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

We are qualified as a supplier of a variety of military-specified sensors and controls. Many of these products are selected for use on military and general aviation aircraft and ground support systems. Products are sold to original equipment manufacturers, government agencies and end users.

We market and sell these products primarily through our direct sales force.

c. Level and Flow Sensors. We market a variety of level and flow sensing products imported from several manufacturers. The principal provider of these products is Nohken, the largest level control manufacturer in Japan. We are the exclusive US distributor of the Nohken products. These products provide point level detection of solids, liquids and solids/liquids, as well as contiguous measurement of continuous flow of solids and liquids, in a wide variety of environments.

d. Non-contact Ultrasonic Sensors and Controllers. In April 1999, we acquired Lundahl Instruments, Inc. of Logan, Utah, a privately-held manufacturer of non-contact ultrasonic sensors and controllers. We paid approximately $2.7 million in connection with this acquisition which was accounted for using the purchase method of accounting. Lundahl produces over 75 types of specialized ultrasonic sensors and controller systems as well as custom designed products. These products fall into two categories: Sensor/Controller Systems, which are used for monitoring, displaying or controlling level in tanks or bins, open channel flow, tank volume, obstacle avoidance and product dimensioning; self-contained Sensor Systems, in which all electronics are located within the sensor, requiring no separate controller or transmitting unit. These products are used for linear position measurements in industrial and level applications, as well as dimensioning and sorting, measurement of roll diameter, loop control, monitoring liquids and bulk solids and level gauging.

In January 2000, we created a new business unit, STI Automation Sensors, by combining our Level and Flow Products with the operations of Lundahl. This new unit is located in Logan, Utah and offers our customers one location to obtain level, flow and positioning sensor expertise. Automation Sensors is a part of the Automation Products Group.

e. Pressure transducers, digital pressure gauges, displacement and velocity transducers, and pressure comparators. In March 2000, we acquired substantially all of the assets and assumed some liabilities of PSI-Tronix, Inc., a privately-held company located in Tulare, California. We paid approximately $8.7 million in cash and accounted for this acquisition using the purchase method of accounting. PSI-Tronix products are used in a variety of factory automation, aerospace, medical, semiconductor, oil and gas markets and applications. PSI-Tronix's engineering, manufacturing, administration and sales operations are located in a 25,000 square foot facility in Tulare.

Our mission to provide tailored solutions for measurement applications is reflected in the structure, operations, and channels to market of our Automation Products Group. Rather than utilizing a traditional geography-based sales channel, for this product group we define sales territories by vertical markets in order to develop intimate application, market, and product knowledge within these markets. The current market focus includes semiconductor manufacturing, textiles, aerospace industries, hydraulic equipment OEMs, petro-chemical, and water/waste-water management. In order to satisfy another important step in maximizing resource utilization in our Automation Products Group, we focus our product development efforts in custom and modified products for specific volume OEM customers. This is in sharp contrast to a more traditional, capital intensive effort to cover every possible product range.

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

Research and development

In order to meet the changing needs of our customers, we engage in research and development both to introduce new products and to improve existing products. In addition, we modify products as necessary to meet original equipment manufacturers' requirements. At December 31, 2001, there were approximately 29 employees engaged in research and development activities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results - Technological Change and New Product Development."

In 2001, 2000, and 1999, we spent $5,429,000, $5,159,000, and $4,780,000, respectively, on engineering, research and development. In addition to new products and enhancements to existing products, our research and development efforts are directed towards qualifying our light curtains, scanners and sensors for sale in foreign countries and qualifying products that we import for sale in the U.S. We anticipate that the level of research and development expenditures may be higher in 2002.

Patents and trademarks

We hold eleven US patents and nine US registered trademarks. In addition, we have been licensed by our parent company to use three patents for its products and six US registered trademarks, including the use of its logo "STI". Products are marketed under the following US registered trademarks: "DUOSAFE," "OPTOFENCE," "MINISAFE," "OPTOSAFE," "FIBERLENS," "BEAMSAFE," "SPECTRADATA," "FLEXSAFE" and "MICROSAFE". We have filed for additional patent protection on certain of our technologies.

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

Backlog

Because many customers place large orders for delivery throughout the year and because of the possibility of customer changes and cancellation of orders, our backlog as of any particular date may not be representative of our sales for any succeeding fiscal period. At February 28, 2002, our backlog was $231,000 compared to $649,000 at February 28, 2001.

Competition

The industry in which we operate is competitive and subject to rapid technological change. Many of our competitors are significantly larger and possess greater financial and other resources.

Our competitors include, among others, Honeywell, Rockwell Automation, Eaton Corporation, Banner Engineering, Sick Optic-Electronic, Inc., Cutler Hammer, Danaher Controls, Link Controls and Omron. Competitors of the control components power monitoring and defense product lines include several of the above-mentioned firms and also SCI Systems, Inc., Technitrol, Logitek, Hi-G and Xentek. Certain of our suppliers, including Rockwell/EJA, also compete with us. The Datricon line's competitors include Mizar, Pro-Log, and Ziatech. In addition, we face indirect competition from present and potential end users who from time to time evaluate the "make or buy" decision of whether to manufacture their own components or purchase them from outside sources.

Competition is based primarily upon product quality, performance and price. We believe that we generally compete favorably with respect to these factors. To maintain our competitive position, we will continue to devote substantial resources to the development of new products and improvements to current products. See "Business - Research and Development."

Foreign operations

We have no foreign manufacturing operations. STI Scientific Technologies GmbH, a wholly owned German subsidiary, was established in 1995 as our European sales office. Our products are also sold in foreign countries by distributors and independent sales representatives. Foreign sales represented less than 10% of sales in each of 2001, 2000 and 1999.

Customers

NCC Electronics, an independent distributor, represented 9% of sales in 2001, 10% of sales in 2000 and 14% of sales in 1999. No other customer represented more than 10% of sales in such periods. Aggregate sales to both government agencies and government contractors represented less than 5% of sales in 2001, 2000 and 1999.

Costs and effects of compliance with environmental laws

Compliance with environmental protection laws or similar ordinances is not expected to have any material affect on our business.

Employees

At December 31, 2001, we employed approximately 339 full time employees. Included in this total were the common manufacturing, support and administrative staff that we share with our parent and its other subsidiaries at the Dumbarton Circle facility in Fremont, California.

None of the employees are represented by unions, and there has never been a disruption of operations due to a labor dispute.

Many of our employees are skilled in technical and engineering disciplines and our future success will depend, in part, upon our ability to attract and retain such employees. We believe that relations with our employees are good.

Item 2. PROPERTIES

We own no real estate. Our manufacturing operations, corporate headquarters, administrative, engineering and sales offices are located in a 95,000 square foot facility located at 6550 Dumbarton Circle, Fremont, California. The facility is owned by an affiliate of our parent and we lease approximately 85,000 square feet, 89% of the total. Lundahl Instruments is located in a 4,480 square foot facility at 429 S. Main Street, Logan, Utah. PSI-Tronix is located in a 25,000 square foot facility at 3950 South K Street, Tulare, California. Construction was begun in October 2001 on a 25,000 square foot facility in Logan, Utah, which will house the Automation Sensors Division operations. This property is owned by our Parent Company, and we intend to enter into an operating lease for this facility. With the completion of the Logan facility, scheduled for early June 2002, we believe our current facilities will be adequate for the foreseeable future. See Note 12 of Notes to Consolidated Financial Statements for information regarding lease commitments. We anticipate that additional space will be needed during 2001 for the Automation Sensors operations

We maintain insurance policies for property, casualty, fire, business interruption, workers compensation, and general liability and product liability. There can be no assurance that in the future, we will continue to be able to obtain such insurance on commercially and economically feasible terms. In the event we were to suffer a claim not covered by insurance or if insurance coverage is insufficient, such claim could have an adverse effect on our operations or financial condition.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market Information

The Common Stock of we is traded on the NASDAQ National Market under the symbol STIZ. The stock tables in most daily newspapers list the Common Stock of we under "SciTech".

Price of Common Stock

2001	High	Low	2000	High	Low
1st Quarter 2nd Quarter 3rd Quarter 4th Quarter	$ 9.83 6.63 6.32 6.37	$ 5.04 4.96 2.90 3.45	1st Quarter 2nd Quarter 3rd Quarter 4th Quarter	$ 8.63 7.58 8.82 8.45	$ 5.20 4.93 5.22 7.02

The closing sales price of the Common Stock on March 1, 2002 was $4.00 per share.

Holders

There were 856 Shareholders of record on March 14, 2002.

Dividends

In 2001, regular quarterly dividends of $.0525 per share were paid on April 2 and July 5. In 2000, regular quarterly dividends of $.05 per share were paid on April 3, July 5, September 1, and December 8. In 1999, regular quarterly dividends of $.0475 per share were paid on April 1, July 1, September 1, and December 8. We cannot assure you that the Company's financial performance or cash requirements will allow it to pay dividends to its shareholders in the future.

Item 6. SELECTED FINANCIAL DATA

i) FIVE YEARS CONSOLIDATED FINANCIAL DATA

December 31,

(In thousands except per share data)

Statement of operations data	2001	2000	1999	1998	1997
Net sales	$48,289	$59,263	$49,105	$43,465	$44,859
Income (loss) from operations	(2,474)	8,745	6,834	6,340	9,266
Net income (loss)	(1,425)	5,631	4,505	4,422	6,070
Basic income (loss) per common share	$ (.15)	$ .58	$ .47	$ .46	$ .63
Diluted income (loss) per common share	$ (.15)	$ .58	$ .47	$ .46	$ .62

Balance sheet data
Cash and cash equivalents	$ 1,033	$ 4,048	$ 3,362	$ 2,577	$ 4,559
Total assets	$34,200	$37,028	$32,536	$29,821	$26,119
Shareholders' equity	29,234	31,591	27,849	25,458	22,518

Dividends declared per share	$ .11	$ .20	$ .19	$ .18	$ .17

ii) QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)

(In thousands, except per share data)

2001	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Sales	$14,323	$ 11,581	$11,821	$10,564
Gross profit	6,471	4,089	5,301	3,863
Net income (loss)	580	(959)	167	(1,213)
Basic net income (loss) per common share	$ .06	$ (.10)	$ .02	$ (.13)
Diluted net income (loss) per common share	$ .06	$ (.10)	$ .02	$ (.13)

2000	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Sales	$13,490	$15,209	$14,992	$15,572
Gross profit	7,070	7,992	7,498	7,372
Net income	1,154	1,652	1,604	1,221
Basic net income per common share	$ .12	$ .17	$ .17	$ .13
Diluted net income per common share	$ .12	$ .17	$ .17	$ .13

1999	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Sales	$11,560	$12,014	$12,804	$12,727
Gross profit	5,751	6,064	6,394	6,127
Net income	1,024	1,119	1,305	1,057
Basic net income per common share	$ .11	$ .12	$ .14	$ .11
Diluted net income per common share	$ .11	$ .12	$ .14	$ .11

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

Results of Operations

Sales

Sales in 2001 declined 19% to $48.3 million from the $59.3 million recorded in 2000. Unit shipments of both the Safety and Automation Products groups were negatively impacted by the economic downturn in the first half of 2001 and the economic impact of the events of September 11. The Safety Products group's lower sales were partially offset by the sales associated with Dunn Sales, Inc. (DSI), which was acquired in June 2001.

Sales in 2000 increased 21% to $59.3 million from $49.1 million in 1999. This was primarily due to sales by our subsidiary, PSI-Tronix Technologies, which we acquired in March 2000. 2000 sales were positively impacted to a lesser extent by increased shipments of our safety products. In addition, we experienced slight increases in sales as a result of our acquisition of Lundahl Instruments.

The Company is organized into two product Groups - the Safety Products Group ("SPG") and the Automation Products Group ("APG"). Group sales for the years ended December 31, 2001, 2000 and 1999 were:

	2001	%	2000	%	1999	%
SPG APG	$ 39,321 $ 8,968	81% 19%	$ 48,686 $ 10,577	82% 18%	$ 45,475 $ 3,630	93% 7%

The table below summarizes operating costs and expenses as a percentage of sales for the most recent three years.

                                                       2001      2000      1999
                                                     --------  --------  --------
Sales..............................................      100%      100%      100%

Gross margin.......................................       40%       51%       50%
                                                     --------  --------  --------
Operating expenses:
  Selling, general and administrative..............       33%       26%       26%
  Research and development.........................       11%        9%       10%
  Amortization of intangibles......................        1%        1%      --
                                                     --------  --------  --------
   Total operating expenses........................       45%       36%       36%
                                                     --------  --------  --------
Income (loss) from operations......................       -5%       15%       14%
Interest and other income, net.....................      --        --          1%
                                                     --------  --------  --------
Income (loss) before income taxes..................       -5%       15%       15%
Provision (benefit) for income taxes...............       -2%        6%        6%
                                                     --------  --------  --------
Net income (loss)..................................       -3%        9%        9%
                                                     ========  ========  ========

Gross profit

2001 = $19.7 million

2000 = $29.9 million

1999 = $24.3 million

Decrease in 2001 = 34%

Increase in 2000 = 23%

Our gross margin was 40% of sales in 2001, 51% of sales in 2000 and 50% of sales in 1999. Gross profit declined 34% in 2001 from 2000. While we experienced sales declines in all of our product lines, higher margin products suffered proportionately greater losses than our lower margin products. In addition, reduced factory activity has resulted in underabsorbed manufacturing overhead. As a result of the higher level of shipments, which reflected less fixed cost per unit, gross profit increased 23% over 1999. Gross margin in 2000 was positively influenced by the addition of PSI-Tronix's products, which carry a relatively lower cost of sales.

Selling, general and administrative expenses

2001 = $16.1 million

2000 = $15.4 million

1999 = $12.7 million

Increase in 2001 = 5%

Increase in 2000 = 21%

Selling, general and administrative expenses increased to 33% of sales in 2001 compared to a relatively constant 26% of sales during 2000 and 1999. Total expenses in dollars increased 5% in 2001 due to increased costs associated with the DSI operations and write-offs of accounts receivable resulting from the failure of two of our distributors. Excluding DSI and the bad debt expense, selling, general and administrative expenses in dollars declined slightly. Total expenditures increased 21% from 1999 to 2000, consistent with our sales growth. We anticipate that selling, general and administrative expenses will increase in the foreseeable future but may fluctuate as a percent of sales.

Amortization of acquired intangibles

2001 = $.9 million

2000 = $.6 million

1999 = $.1 million

As a result of the acquisition of DSI in 2001, the amortization of acquired intangibles increased to $.9 million in 2001 from $.6 million in 2000.

As a result of the acquisition of PSI-Tronix in 2000, the amortization of acquired intangibles increased to $.6 million from $.1 million in 1999.

Research and development expenses

2001 = $5.4 million

2000 = $5.2 million

1999 = $4.8 million

Increase in 2001 = 4%

Increase in 2000 = 8%

Product creation, development and enhancement have always been and continue to be an important factor in our long-term success. Investments in this area enable us to serve the factory automation market with increasingly sophisticated sensors and manufacturing control products. During 2001, we made a concerted effort to maintain our research and development efforts in spite of the reduced revenue and profit levels we experienced in that year. During 2000, we increased our development efforts with the acquisition of PSI-Tronix. During 1999, we undertook a significant expansion of research and development efforts, particularly in the use of outside consultants. In 2001 and 2000, we introduced a number of new products and product enhancements. Consistent with our dedication to the development of new products, we anticipate that the level of research and development expenses will increase in the future, although such expenses may fluctuate as a percentage of sales. To date, all product development costs have been expensed as incurred.

Income Tax

As a result of the losses sustained in 2001, we recorded an income tax benefit of 38% of the loss for the year. Our effective income tax rate was 38% in 2000 and 1999. We expect that our effective tax rate for 2002 will be reasonably consistent with 2000 and 1999. See Notes 1 and 5 of Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

Our working capital needs have been met through funds generated from operating activities. During 2001, operating funds were provided by net income adjusted for depreciation and amortization, the sale of short-term investments and decreases in accounts receivable and inventories. These operating funds were used to finance lower accounts payable and deferred taxes, for the acquisition of DSI, to purchase fixed assets and to pay dividends. Working capital amounted to $14.7 million at December 31, 2001, a 25% reduction from the $19.5 million at December 31, 2000. The bank line of credit, consisting of a one year revolving line and term loan commitment of $6.1 million, was renewed in 2001 and extended to June 30, 2002. Secured by qualified receivables, fixed assets and inventories, borrowing under this credit line bears interest at the bank's prime rate. At December 31, 2001, none of the revolving line of credit had been utilized. We have the option to convert up to $1.0 million of the credit line into a five-year term note. Given our current cash and short- term investment position, we anticipate that it may be necessary to utilize this facility in 2002. See Note 4 of Notes to Consolidated Financial Statements.

We made certain capital expenditures during 2001, primarily for production, quality assurance, research and development equipment, information systems and software. Consistent with our operations historically and our current plans for growth, we plan to make additional capital expenditures during 2002, primarily for production, quality assurance and research and development equipment. While we had no formal commitments at December 31, 2001, it is anticipated that capital expenditures in 2002 will be in excess of $1.0 million, predicated on our profitability and cash resources.

We believe that cash flow from operations and available bank borrowings will be sufficient to meet anticipated working capital requirements through at least 2002. While we continue to evaluate financing alternatives from time to time, we have no current plans to raise additional outside capital. At December 31, 2001, future minimum payments under these leases due in the years 2002 through 2006 were approximately $1,163,000, $1,138,000 $1,141,000, $1,031,000 and $946,000, respectively.

Relationship with Parent

Intercompany transactions between us and our parent company include charges by our parent for management services provided to us, dividend payments to our parent and other cash transfers. Our parent files a consolidated tax return including our accounts. Our tax provision or benefit is calculated on a stand-alone basis. Our income taxes payable or receivable calculated on that basis are paid to or received from our parent.

Critical Accounting Policies

Revenue Recognition

Revenue from product sales to customers is recognized upon shipment if a signed purchase order exists, the price is fixed or determinable, collection of the resulting receivable is considered probable and product returns can be reasonably estimated. Subsequent to the sale of the products, we have no obligation to provide any modification or customization, upgrades, enhancements or postcontract customer support. Upon shipment, we provide for the estimated costs that may be incurred for product warranties.

Installation and engineering service revenue is recognized when services are rendered, or an identifiable portion of the contract is completed, no significant post-delivery obligations exist and collection is probable.

Inventories

We value our inventory at the lower of the actual cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our historical consumption and our estimated forecast of product demand and production requirements. As demonstrated during 2001, demand for our products can fluctuate significantly. In addition, our industry is characterized by technological change, new product development, and rapid product obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand. Additionally, our estimates of future product demand may prove to be inaccurate, in which case we may have misstated the provision required for excess and obsolete inventory. In the future, if our inventory is determined to be overvalued, we would be required to recognize such costs in our cost of goods sold at the time of such determination. Likewise, if our inventory is determined to be undervalued, we may have over-reported our costs of goods sold in previous periods and would be required to recognize such additional operating income at the time of sale. Therefore, although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results.

Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we had in the past. A significant change in the liquidity or financial position of any one of our customers could have an adverse impact on the collectability of our accounts receivable and our future operating results.

Valuation of long-lived and intangible assets and goodwill

We assess the impairment of identifiable intangibles, long-lived assets and related goodwill in accordance with Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to be Disposed of." The standard requires recognition of impairment of long-lived assets in the event the carrying value of such assets exceeds the future undiscounted cash flows attributable to such assets. Impairment evaluations involve management estimates of asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by our management. This could have a material effect on our operating results and financial position. When we determine that the carrying value of intangibles, long-lived assets and related goodwill may not be recovered, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. No losses from impairments have been recognized in the financial statements for the periods presented.

On January 1, 2002, we adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS 121. The adoption of SFAS No. 144 is not expected to have a material effect on our financial position or results of operations.

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

Our operating results may fluctuate.

We have experienced fluctuations in annual and quarterly operating results and anticipate that these fluctuations will continue. These fluctuations are caused by a number of factors, including the level and timing of customer orders, fluctuations in complementary third party products with which our products are sold, the mix of products sold and the timing of operating expenditures. Our operating results are also negatively impacted by generally adverse economic conditions throughout the high technology sector. In particular, our PSI-Tronix subsidiary has experienced decreases in sales due to the current market conditions in the semiconductor industry.

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

Our business could suffer if we do not respond to technological change and new product development demands of our customers.

The market for our products is characterized by changing technology, evolving industry standards, changes in customer needs and new product introductions. Our future success will depend on our ability to respond to emerging industry standards, enhance current products, develop new products, and achieve market acceptance of those products, all on a timely and cost-effective basis. The introduction of new products also requires that we manage the transition from older products in order to minimize disruption of customer orders, avoid excessive levels of older product inventories and ensure that adequate supplies of new products can be delivered to meet customer demands.

Our sales are dependent on indirect distribution channels.

A majority of our sales are through third party distributors, system integrators and original equipment manufacturers. These resellers are not required to offer our products exclusively. We cannot assure you that a reseller will continue to offer our products. In addition many of our resellers are privately owned firms which may not be well capitalized, as was demonstrated by the failure of two of our distributors during 2001. If our ability to sell products through these third parties is impaired, our results of operations would likely suffer.

Our international sales are subject to risks.

Our international sales may be disrupted by currency fluctuations or other events beyond our control, including political or regulatory changes. If our international sales were disrupted for any reason, our revenue levels would decline.

Our business could suffer is we are unable to protect and enforce our intellectual property rights.

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

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of Scientific Technologies Incorporated

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of cash flows and of shareholders' equity present fairly, in all material respects, the financial position of Scientific Technologies Incorporated (a subsidiary of Scientific Technology Incorporated) and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of our management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
San Jose, California
March 13, 2002

Scientific Technologies Incorporated
Consolidated Balance Sheet
(In thousands, except per share data)

                                                              December 31,
                                                           ------------------
                                                             2001      2000
                                                           --------  --------
                         Assets
Current assets:
    Cash and cash equivalents............................ $  1,033  $  4,048
    Short-term investments...............................      --        406
    Accounts receivable, net.............................    6,454     8,776
    Inventories..........................................    9,125     9,283
    Deferred income taxes................................    2,081     1,680
    Other assets.........................................      581       505
                                                           --------  --------
          Total current assets...........................   19,274    24,698

Property and equipment, net..............................    3,537     3,749
Intangible assets, net...................................   11,389     8,581
                                                           --------  --------
          Total assets................................... $ 34,200  $ 37,028
                                                           ========  ========

          Liabilities and Shareholders' Equity

Current liabilities
    Trade accounts payable............................... $  1,886  $  2,775
    Accrued expenses.....................................    2,648     2,422
                                                           --------  --------
          Total current liabilities......................    4,534     5,197

Deferred income taxes ...................................      432       240
                                                           --------  --------
          Total liabilities..............................    4,966     5,437

Commitments and contingencies (Note 12)

Shareholders' equity
    Common stock; $.001 par value; 100,000
       shares authorized; shares issued and
       outstanding - 9,676 and 9,650.....................       10        10
    Capital in excess of par value.......................    5,637     5,553
    Retained earnings....................................   23,587    26,028
                                                           --------  --------
          Total Shareholders' equity.....................   29,234    31,591
                                                           --------  --------
          Total liabilities and Shareholders' equity..... $ 34,200  $ 37,028
                                                           ========  ========

The accompanying notes are an integral part of these financial statements.

Scientific Technologies Incorporated
Consolidated Statement of Operations
(In thousands, except per share data)

                                                        Year Ended December 31,
                                                     ----------------------------
                                                       2001      2000      1999
                                                     --------  --------  --------
Sales.............................................. $ 48,289  $ 59,263  $ 49,105
Cost of goods sold.................................   28,565    29,331    24,769
                                                     --------  --------  --------
  Gross profit.....................................   19,724    29,932    24,336
                                                     --------  --------  --------

Operating expenses:
  Selling, general and administrative..............   16,111    15,387    12,633
  Research and development.........................    5,429     5,159     4,780
  Amortization of acquired intangibles.............      658       641        89
                                                     --------  --------  --------
   Total operating expenses........................   22,198    21,187    17,502
                                                     --------  --------  --------
Income (loss) from operations......................   (2,474)    8,745     6,834

Interest and other income, net.....................      176       337       432
                                                     --------  --------  --------

Income (loss) before income taxes..................   (2,298)    9,082     7,266
Provision (benefit) for income taxes...............     (873)    3,451     2,761
                                                     --------  --------  --------

Net income (loss).................................. $ (1,425) $  5,631  $  4,505
                                                     ========  ========  ========

Basic and diluted net income (loss) per share...... $  (0.15) $   0.58  $   0.47
                                                     ========  ========  ========

Shares used to compure net income (loss) per share.    9,659     9,667     9,682
                                                     ========  ========  ========

The accompanying notes are an integral part of these financial statements.

Scientific Technologies Incorporated
Consolidated Statement of Cash Flows
(In thousands)

                                                          Year Ended December 31,
                                                        -------------------------
                                                          2001    2000     1999
                                                        -------  -------  -------
Cash flows from operating activities:
  Net income (loss)................................... $(1,425) $ 5,631  $ 4,505
  Adjustments to reconcile net income (loss) to
    cash provided by operating activities:
    Depreciation and amortization.....................   2,266    1,766      963
    Changes in assets and liabilities:
       Accounts receivable, net.......................   2,727    1,136   (1,964)
       Inventories....................................     369     (305)  (2,280)
       Other assets...................................    (170)     238     (429)
       Trade accounts payable.........................  (1,020)     (45)     162
       Deferred income taxes..........................    (209)    (588)     280
       Accrued expenses...............................     (25)     301     (140)
                                                        -------  -------  -------
Cash flows provided by operating activities...........   2,513    8,134    1,097
                                                        -------  -------  -------
Cash flows from investing activities:
   Purchases of property  and equipment...............  (1,010)  (1,620)  (1,128)
   Acquisition of Lundahl Instruments.................      --       --   (2,659)
   Acquisition of PSI-Tronix..........................      --   (8,742)      --
   Acquisition of Dunn Sales..........................  (3,992)      --       --
   Sale of short-term investments, net................     406    4,803    5,589
                                                        -------  -------  -------
Cash flows provided by (used in) investing activities.  (4,596)  (5,559)   1,802
                                                        -------  -------  -------

Cash flows from financing activities:
   Issuance (repurchase) of common stock, net.........      84       44     (278)
   Dividends..........................................  (1,016)  (1,933)  (1,836)
                                                        -------  -------  -------
Cash flows used in financing activities...............    (932)  (1,889)  (2,114)
                                                        -------  -------  -------
Change in cash and cash equivalents...................  (3,015)     686      785
Cash and cash equivalents at beginning of year........   4,048    3,362    2,577
                                                        -------  -------  -------
Cash and cash equivalents at end of year.............. $ 1,033  $ 4,048  $ 3,362
                                                        =======  =======  =======

Supplemental disclosure of cash flow information:
   Cash paid to (received from) Parent for
      income taxes.................................... $  (873) $ 3,451  $ 2,761
                                                        =======  =======  =======

The accompanying notes are an integral part of these financial statements.

Scientific Technologies Incorporated
Consolidated Statement of Changes in Shareholders' Equity
(In thousands)

                                        Common Stock
                                 ---------------------------
                                                    Capital
                                                   in excess
                                            Par     of par    Retained
                                 Shares    value     value    Earnings   Total
                                 -------  -------  ---------  --------  --------
Balances at December 31, 1998...  9,671  $    10  $   5,787  $ 19,661  $ 25,458
   Issuance of common stock.....     27      --         107       --        107
   Repurchase of common stock...    (65)     --        (385)      --       (385)
   Net income for the year......    --       --         --      4,505     4,505
   Dividends paid...............    --       --         --     (1,836)   (1,836)
                                 -------  -------  ---------  --------  --------
Balances at December 31, 1999...  9,633       10      5,509    22,330    27,849
   Issuance of common stock.....     36      --         160       --        160
   Repurchase of common stock...    (19)     --        (116)      --       (116)
   Net income for the year......    --       --         --      5,631     5,631
   Dividends paid...............    --       --         --     (1,933)   (1,933)
                                 -------  -------  ---------  --------  --------
Balances at December 31, 2000...  9,650       10      5,553    26,028    31,591
   Issuance of common stock.....     33      --         116       --        116
   Repurchase of common stock...     (7)     --         (32)      --        (32)
   Net loss for the year........    --       --         --     (1,425)   (1,425)
   Dividends paid...............    --       --         --     (1,016)   (1,016)
                                 -------  -------  ---------  --------  --------
Balances at December 31, 2001...  9,676  $    10  $   5,637  $ 23,587  $ 29,234
                                 =======  =======  =========  ========  ========

The accompanying notes are an integral part of these financial statements.

Scientific Technologies Incorporated
Notes to Consolidated Financial Statements

NOTE 1-WE AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Scientific Technologies Incorporated (the "Company") develops, manufactures and markets safety light curtains, industrial sensors, optical profilers, microcomputers and power monitoring devices for factory automation applications. In addition, the Company provides safeguarding equipment installation, rebuilding, repair and maintenance of fabricating machinery. A majority of the Company's outstanding common stock is held by Scientific Technology Incorporated, a California corporation (the "Parent").

The Company operates in two business segments - the development, manufacture and marketing of industrial safety products, and the development, manufacture and marketing of industrial automation products. The Company operates in an industry characterized by significant competition.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.

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

Short-term investments consist of highly liquid investments, which mature in less than one year and are classified as "held-to-maturity". Interest income is accrued as earned.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation is provided using the straight-line method over the estimated useful lives, which range from three to ten years. Leasehold improvements are amortized over the shorter of the term of the lease or the estimated life of the improvements.

Intangible Assets

Intangible assets include tradenames, customer relationships, product lines, technologies and a covenant not to compete acquired as part of the acquisitions of Dunn Sales, Inc., PSI-Tronix, Inc. and Lundahl Instruments Inc. Intangible assets are generally amortized on a straight-line basis not exceeding fifteen years.

Long-Lived Assets

The Company periodically evaluates the recoverability of its long-lived assets based upon the expected undiscounted cash flows attributable to such assets, and recognizes impairment from the carrying value of long-lived assets, if any, based on the fair value of such assets. No losses from impairment have been recognized in the financial statements.

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

Revenue Recognition

Revenue from product sales to customers is recognized upon shipment if a signed purchase order exists, the price is fixed or determinable, collection of the resulting receivable is considered probable and product returns can be reasonably estimated. Subsequent to the sale of the products, the Company has no obligation to provide any modification or customization, upgrades, enhancements or postcontract customer support. Upon shipment, the Company provides for the estimated costs that may be incurred for product warranties.

Installation and engineering service revenue is recognized when services are rendered, or an identifiable portion of the contract is completed, no significant post-delivery obligations exist and collection is probable.

Shipping and Handling

All amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenues earned for the goods provided and are classified as revenue. Costs incurred for shipping and handling are included in cost of sales.

Research and Development

Research and development costs are expensed as incurred.

Advertising Costs

Advertising costs are recorded as expenses when incurred. Advertising costs for the years ended December 31, 2001, 2000 and 1999 were $609,000, $707,000 and $601,000, respectively.

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

Comprehensive Income

Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), 'Reporting Comprehensive Income," establishes standards for reporting income and its components in financial statements. Comprehensive income, as defined, includes all changes in Shareholders' equity during a period from non-owner sources. There were no differences between the Company's net income (loss) and its total comprehensive income (loss) for any of the periods presented.

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 "Business Combinations" (SFAS 141) and Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting, thereby eliminating use of the pooling of interests method. SFAS 141 also requires that an intangible asset acquired in a business combination be recognized apart from goodwill if (i) the intangible asset arises from contractual or other legal rights or (ii) the acquired intangible asset is capable of being separated from the acquired enterprise, as defined in SFAS 141.

SFAS 142, which is effective for fiscal years beginning after December 15, 2001, requires, among other things, that goodwill not be amortized but should be subject to impairment testing at the "reporting unit level" at least annually and more frequently upon the occurrence of certain events, as defined by SFAS 142. A reporting unit is the same level as or one level below an operating segment, as defined by Statement of Financial Accounting Standards No. 131 "Disclosures About Segments of an Enterprise and Related Information."

Management does not expect the adoption of either SFAS 141 or SFAS 142 to have a material impact on the Company's financial position, results of operations, or cash flows.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long- Lived Assets" (SFAS 144). SFAS 144 supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121), and certain provisions of APB Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (APB 30). SFAS 144 establishes standards for long-lived assets to be disposed of, and redefines the valuation and presentation of discontinued operations. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Management does not expect the adoption of SFAS 144 to have a material effect on the Company's financial position, results of operations, or cash flows.

NOTE 2 - RELATED PARTY TRANSACTIONS

The Parent provides certain management, marketing and sales services to the Company. The costs are allocated to the Company based on the percentage of the Company's sales to total sales of the Parent and its subsidiaries. The amounts allocated to the Company for 2001, 2000 and 1999 were $1,005,000, $1,071,000 and $977, 000, respectively.

The Company leases approximately 85,000 square feet in a 95,000 square foot facility owned by an affiliate of the Parent. The lease term is for ten years. Overhead costs are allocated primarily on the basis of square footage utilized.

The Company utilizes a payable to Parent account to record activity including cash received, cash disbursed and amounts owed to the Parent for allocated charges and dividends. The net effect of transactions with the Parent resulted in a zero balance at December 31, 2001 and 2000.

NOTE 3 - ACQUISITIONS

Dunn Sales, Inc.

On June 8, 2001, the Company acquired all of the outstanding common stock of Dunn Sales, Inc. ("DSI"), for a cash payment of $3,992,000. DSI is a leading provider of safeguarding equipment installation, rebuilding, repair and maintenance of fabricating machinery. The transaction was accounted for as a purchase and accordingly, the results of DSI operations are included in the Company's financial statements from the date of acquisition. The total purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their respective fair values on the date of acquisition as follows (in thousands):

                                                  Amortization
                                        Amount      period
                                      ----------  ----------
Working capital..................... $      140
Equipment...........................         96
Technology..........................      1,985     15 years
Customer relationships..............      1,061      7
Tradename...........................        710      5
                                      ----------
                                     $    3,992
                                      ==========

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

                                                  Amortization
                                        Amount      period
                                      ----------  ----------
Working capital..................... $    1,402
Equipment...........................        478
Technology..........................      3,631     15 years
Customer relationships..............      1,953      7
Product lines.......................      1,278     12
                                      ----------
                                     $    8,742
                                      ==========

The following unaudited pro-forma consolidated amounts give effect to the acquisitions of DSI and PSI-Tronix as if the acquisitions had occurred on January 1, 2000 (in thousands):

                                                     2001        2000
                                                  ----------  ----------
Sales........................................... $   50,322  $   64,805
Net income...................................... $   (1,025) $    5,485
Basic and diluted net income per share.......... $    (0.11) $     0.62
Shares used to compute net income per share..... $    9,659  $    9,667

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

                                                  Amortization
                                        Amount      period
                                      ----------  ----------
Working capital..................... $      299
Technology..........................      1,530     15 years
Customer relationships..............        462      7
Covenant not to compete.............         50      2
Product lines.......................        318     12
                                      ----------
                                     $    2,659
                                      ==========

NOTE 4 - BALANCE SHEET DATA

                                                      December 31,
                                                  ----------------------
                                                     2001        2000
                                                  ----------  ----------
                                                     (In thousands)

Accounts receivable:

     Accounts receivable........................ $    7,115  $    9,321
     Less: allowance for doubtful accounts
        and sales returns.......................       (661)       (545)
                                                  ----------  ----------
                                                 $    6,454  $    8,776
                                                  ==========  ==========

Inventories:

     Finished goods............................. $    1,943  $    5,310
     Work in process............................        475         659
     Subassemblies..............................      1,042       1,105
     Raw materials..............................      5,665       2,209
                                                  ----------  ----------
                                                 $    9,125  $    9,283
                                                  ==========  ==========

Property and equipment:

     Equipment.................................. $    9,045  $    8,147
     Furniture and fixtures.....................      1,234       1,189
     Leasehold improvements.....................        402         238
                                                  ----------  ----------
                                                     10,681       9,574
     Less: accumulated depreciation.............     (7,144)     (5,825)
                                                  ----------  ----------
                                                 $    3,537  $    3,749
                                                  ==========  ==========

Intangible assets:

     Technology................................. $    7,146  $    5,161
     Customer relationships.....................      3,476       2,415
     Tradename..................................        710         --
     Product lines..............................      1,596       1,596
     Covenant not to compete....................         50          50
                                                  ----------  ----------
                                                     12,978       9,222
     Less: accumulated amortization.............     (1,589)       (641)
                                                  ----------  ----------
                                                 $   11,389  $    8,581
                                                  ==========  ==========

Accrued expenses:

     Accrued compensation....................... $    1,345  $    1,707
     Accrued commissions........................        146         139
     Warranty reserve...........................        278         338
     Accrued income tax.........................        270           1
     Accrued marketing expenses.................        284         122
     Other......................................        325         115
                                                  ----------  ----------
                                                 $    2,648  $    2,422
                                                  ==========  ==========

Debt:

The Company has a $6,100,000 line of credit with a bank, of which no amount was outstanding at December 31, 2001 or 2000. The line bears interest at the bank's prime rate (4.75% at December 31, 2001), is secured by accounts receivable, inventories and fixed assets, and expires on May 31, 2002. The line is subject to certain financial covenants, and the Company has requested a waiver.

NOTE 5 - INCOME TAXES

The provision (benefit) for income taxes was as follows:

                                             Year Ended December 31,
                                      ----------------------------------
                                          2001       2000        1999
                                      ----------  ----------  ----------
                                                 (In thousands)
  Current tax expense (benefit)
   Federal.......................... $     (637) $    3,237  $    1,941
   State, net of federal benefit....        (27)        802         540
                                      ----------  ----------  ----------
                                           (664)      4,039       2,481
  Deferred tax benefit..............       (209)       (588)        280
                                      ----------  ----------  ----------
   Total                             $     (873) $    3,451  $    2,761
                                      ==========  ==========  ==========

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. Net deferred tax assets of $1,649,000 and $1,440,000 were comprised of $846,000 and $791,000 of inventory reserves and of $803,000 and $649,000 of other accruals and reserves not currently deductible at December 31, 2001 and 2000, respectively.

The provision (benefit) for income taxes differs from the amount of tax determined by applying the applicable federal statutory income tax rate to pretax income as a result of the following differences:

                                             Year Ended December 31,
                                      ----------------------------------
                                          2001       2000        1999
                                      ----------  ----------  ----------
   Statutory U.S. tax rate..........        (34)%        34%        34%
   State income taxes, net of
     federal benefit................         (1)          6           6
   Research and development
     and other credits..............         (7)         (2)         (2)
   Nondeductible expenses...........          4         --          --
                                      ----------  ----------  ----------
   Effective tax rate...............        (38)%        38%        38%
                                      ==========  ==========  ==========

NOTE 6 - INCOME (LOSS) PER SHARE

A reconciliation of the numerators and denominators of the basic and diluted income (loss) per common share computations is provided below.

                                               (In thousands)     (Per
                                            ------------------   Share)
                                             Income    Shares    Amount
                                            --------  --------  --------
2001:
Basic earnings per share calculation...... $ (1,425)    9,659  $  (0.15)
Effect of dilutive securities:
  Stock options...........................      --        --        --
                                            --------  --------  --------
Diluted earnings per share calculation.... $ (1,425)    9,659  $  (0.15)
                                            ========  ========  ========

2000:
Basic earnings per share calculation...... $  5,631     9,640  $   0.58
Effect of dilutive securities:
  Stock options...........................      --         27       --
                                            --------  --------  --------
Diluted earnings per share calculation.... $  5,631     9,667  $   0.58
                                            ========  ========  ========

1999:
Basic earnings per share calculation...... $  4,505     9,658  $   0.47
Effect of dilutive securities:
  Stock options...........................      --         24       --
                                            --------  --------  --------
Diluted earnings per share calculation.... $  4,505     9,682  $   0.47
                                            ========  ========  ========

NOTE 7 - DIVIDENDS

During 2001, the Company paid quarterly dividends of $.0525 per share for the first two quarters of the year on April 3 and July 5. During 2000, the Company paid quarterly dividends of $.05 per share. During 1999, the Company paid quarterly dividends of $.0475 per share.

NOTE 8 - STOCK OPTION PLAN AND EMPLOYEE STOCK PURCHASE PLAN

Stock Option Plan

The 1997 Stock Option Plan (the "Plan") provides for the granting of stock options to employees and consultants of the Company. Options granted under the Plan may be either incentive stock options or nonqualified stock options. Incentive stock options ("ISO") may be granted only to Company employees (including officers and directors who are also employees). Nonqualified stock options ("NSO") and stock purchase rights may be granted to Company employees and consultants. The Company has reserved 1,000,000 shares of common stock for issuance under the Plan. No person will be eligible to receive more than 250,000 shares in any fiscal year.

Options under the Plan may be granted for periods of up to ten years and at prices no less than 85% of the estimated fair market value of the shares on the date of grant, provided, however, that (i) the exercise price of an ISO shall not be less than 100% of the estimated fair market value of the shares on the date of grant, and (ii) the exercise price of an ISO granted to a 10% or more Shareholder shall not be less than 110% of the estimated fair value of the shares on the date of grant. Most options granted under the Plan through December 31, 2001 vest over a five-year period.

Activity under the Plan is set forth below:

                                                              Weighted
                                                               Average
                                     Available                Exercise
                                        for       Options       Price
                                       Grant    Outstanding   Per Share
                                     ---------- ------------  ---------
  Balance, December 31, 1998........   644,426      227,948  $    6.64
    Granted ........................   (15,000)      15,000       4.93
    Canceled .......................    12,050      (12,050)      8.55
                                     ---------- ------------
  Balance, December 31, 1999........   641,476      230,898       6.43
    Granted ........................  (345,600)     345,600       6.07
    Exercised ......................       --         -1334       4.36
    Canceled .......................    88,732      (88,732)      5.42
                                     ---------- ------------
  Balance, December 31, 2000........   384,608      486,432       6.36
    Granted ........................   (67,566)      67,566       4.73
    Exercised ......................       --        (6,200)      1.21
    Canceled .......................    24,800      (24,800)      6.20
                                     ---------- ------------
  Balance, December 31, 2001........   341,842      522,998  $    6.17
                                     ========== ============

Information relating to stock options outstanding and exercisable at December 31, 2001 is as follows:

                           Options Outstanding
                   ----------------------------------    Options Vested and
                                Weighted                     Exercisable
                                 Average               -------------------------
                                Remaining   Weighted                  Weighted
                               Contractual   Average                   Average
     Range of        Number       Life      Exercise      Number      Exercise
   Exercise Prices outstanding   (Years)      Price    outstanding      Price
 ----------------- ----------- -----------  ---------  ------------  -----------
$  1.20                 4,000         1.0  $    1.28         4,000  $      1.28
   2.75 - $  4.00      20,500         5.2       3.45        12,500         3.25
   4.25 -    5.74      76,500         6.1       4.72        48,150         4.56
   6.00      6.80     272,500         8.4       6.04        68,150         6.11
   7.01      7.87     134,498         6.3       7.44       109,573         7.51
$  8.61 - $ 11.48      15,000         4.6  $    9.76        14,400  $      9.80
                   -----------                         ------------
                      522,998                              256,773
                   ===========                         ============

Employee Stock Purchase Plan

The Company has reserved 600,000 shares of Common Stock for issuance under the 1997 Employee Stock Purchase Plan (the "Purchase Plan"). Employees generally will be eligible to participate in the Purchase Plan if they are customarily employed by the Company for more than 20 hours per week and more than five months in a calendar year and are not (and would not become as a result of being granted an option under the Purchase Plan) 5% Shareholders of the Company. Under the Purchase Plan, eligible employees may choose each year to have up to 15% of their eligible annual compensation withheld to purchase our common stock. Each offering period commences on first trading day of each calendar quarter, or on such other date as the Board shall determine. The price at which the common stock is purchased under the Purchase Plan is 85% of the lesser of the closing price of the Company's common stock on the first day of the applicable offering period or on the last day of that purchase period. The Purchase Plan will terminate after a period of ten years unless terminated earlier as permitted by the Purchase Plan. During the years ended December 31, 2001, 2000 and 1999, 22,958, 23,082 and 33,782 shares of common stock were purchased under this plan at a weighted-average price of $5.77, $5.03 and $4.07, respectively.

Fair Value Disclosures

This information is required to be determined as if the Company had accounted for its employee stock options (including shares issued under the Employee Stock Purchase Plan, collectively called options) as defined by SFAS No. 123. The fair value of options reported below has been estimated at the date of grant using the Black-Scholes option-pricing model for 2001, 2000 and 1999 using the following assumptions:

	Stock Options			Stock Purchase Plan
	2001	2000	1999	2001	2000	1999

Risk-free interest rates	4.03 - 4.93%	6.49 - 6.62%	4.57 - 5.9%	5.35% - 6.55%	5.33% - 6.21%	4.44% -4.98%
Expected lives (in years)	5	5	5	0.25	0.25	0.25
Dividend yield	0.90%	2.96%	3.58%	0.90%	2.96%	3.58%
Expected stock price volatility	47.75%	33.40%	42.03%	47.75%	33.40%	42.03%

The weighted-average estimated fair value of options granted during the year 2001, 2000 and 1999 were $1.78, $2.29 and $2.27, respectively. The weighted-average estimated fair value of employee stock purchase rights granted under the Employee Stock Purchase Plan were $1.10, $1.31 and $1.10 in 2001, 2000 and 1999, respectively.

Had compensation costs for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for the awards under a method prescribed by SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have been decreased to the pro forma amounts indicated below:

                                                 Years Ended December 31,
                                              -------------------------------
                                                2001       2000       1999
                                              ---------  ---------  ---------
                                          (In thousands, except per share data)
Pro Forma net income (loss)                  $  (1,630) $   5,520  $   4,278

Pro Forma net income (loss) per share        $   (0.17) $    0.57  $    0.44

NOTE 9 - RETIREMENT SAVINGS PLAN

The Company adopted a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The plan allows employer's matching contributions equal to 50% of employees' contributions subject to a maximum of 6% of employees' compensation. Contributions to the plan may be made at the discretion of the Board of Directors. The Company contributed $219,000, $313,000 and $262,000 to the plan in 2001, 2000 and 1999, respectively.

NOTE 10 - SEGMENT INFORMATION

In 2000, with the acquisition of PSI-Tronix, the Company organized itself into two business segments: Safety Products Group, whose products include safety light curtains, safety interlocks and relays, safety mats and controllers, safety contact strips, and optical profiling scanners, and installation services, and Automation Products Group, whose products include photoelectric and fiberoptic sensors, control components, power monitoring electronics, defense electronics, industrial control microcomputers, peripherals and software, level and flow sensors, non-contact ultrasonic sensors and controllers, pressure transducers, digital pressure gauges, displacement and velocity transducers and pressure comparators.

Financial information for each product group for the years ended December 31, 2001, 2000 and 1999 follows:

2001                                   Safety Products   Automation Products
-------------------------------------  ----------------  -------------------
Sales................................ $         39,321  $             8,968
Group operating profit............... $           (846) $            (1,628)
Total assets......................... $         25,526  $             8,674
Capital expenditures................. $            859  $               151
Depreciation and amortization........ $          1,920  $               346

2000
-------------------------------------
Sales................................ $         48,686  $            10,577
Group operating profit............... $          6,311  $             2,434
Total assets......................... $         17,459  $            19,569
Capital expenditures................. $          1,436  $               184
Depreciation and amortization........ $          1,063  $               703

1999
-------------------------------------
Sales................................ $         45,475  $             3,630
Group operating profit............... $          5,652  $             1,182
Total assets......................... $         24,238  $             8,298
Capital expenditures................. $          1,128  $               --
Depreciation and amortization........ $            892  $                71

NOTE 11 - CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments and trade accounts receivable. The Company places its cash and cash equivalents in a variety of money market accounts. The Company further limits its exposure to these investments by placing such investments with various high quality financial institutions. The Company routinely performs evaluations of these financial institutions. The Company offers credit terms on the sale of its products to its customers in the normal course of business. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company maintains an allowance for uncollectible accounts receivable based upon the expected collectibility of all accounts receivable. One customer accounted for 14% of sales in 1999. No customer accounted for more than 10% of sales in 2001 or 2000.

The Company operates principally in the United States. The Company's operations in Germany are insignificant to the Company as a whole. Sales to foreign customers represented less than 10% of total sales in 2001, 2000 and 1999.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

The Company leases certain office and manufacturing space and other equipment under noncancellable operating leases. At December 31, 2001, future minimum payments under these leases due in the years 2002 through 2006 were approximately $1,163,000, $1,138,000 $1,141,000, $1,031,000 and $946,000, respectively.

Rent expense under operating lease agreements was approximately $1,007,000 in 2001, $997,000 in 2000 and $859,000 in 1999. Of these amounts, $900,000, $853,000 and $844,000 were related to lease agreements with an affiliate of the Parent.

From time to time, the Company is involved in litigation in the normal course of business. Management believes that the outcome of matters to date will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Certain information required by Part III is omitted from this Report in that the registrant will file a definitive Proxy Statement for its 2002 Annual Meeting of Shareholders pursuant to Regulation 14A (the "Proxy Statement") no later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference.

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item concerning the Company's directors and the Company's executive officers is incorporated by reference to the sections entitled "Nominees" and "Management", respectively, appearing in the Company's Proxy Statement for its 2002 Annual Meeting of Shareholders.

Item 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the sections entitled "Executive Compensation" and "Report of the Compensation Committee" appearing in the Proxy Statement for its 2002 Annual Meeting of Shareholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference to the sections entitled "Security Ownership of Certain Beneficial Owners and Management" appearing in the Proxy Statement for its 2002 Annual Meeting of Shareholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the sections entitled "Certain Relationships and Related Transactions" appearing in the Proxy Statement for its 2002 Annual Meeting of Shareholders.

PART IV

Item 14. EXHIBITS LIST AND REPORTS ON FORM 8-K.

(a) The following documents are filed as a part of this Report:

1. FINANCIAL STATEMENTS

Reference is made to the index appearing in Item 8(a) of this report.

2. EXHIBITS AND EXHIBIT INDEX:

Exhibit Number	Exhibit Title
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

Exhibit 10.2	- Bank agreement dated November 29, 1994 with Bank of The West is incorporated by reference to the Registrant's Form 10-KSB for the year ended December 31, 1994, Exhibit 10.3.
Exhibit 10.3	- Amendment dated June 28, 2001 to Bank Agreement dated November 29, 1994 with Bank of The West.
Exhibit 10.4	- Amendment dated October 6, 2000 to Bank Agreement dated November 29, 1994 with Bank of The West.
Exhibit 21.1	- Subsidiaries of the Registrant.
Exhibit 23.1	- Consent of PricewaterhouseCoopers LLP, Independent Accountants.
Exhibit 24.1	- Power of Attorney (included on the signature page hereto).

All other exhibits for which provision is made in Regulation S-K of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(b) No Reports on Form 8-K were filed during the last quarter of 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 29, 2002

SCIENTIFIC TECHNOLOGIES INCORPORATED

By:	/s/ Anthony R. Lazzara

Anthony R. Lazzara
Chairman of the Board

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

Signature	Title	Date
/s/ Anthony R. Lazzara Anthony R. Lazzara	Chairman of the Board and Director	March 29, 2002
/s/ Joseph J. Lazzara Joseph J. Lazzara	President, Chief Executive Officer, Treasurer, Director (Principal Executive and Financial Officer)	March 29, 2002
/s/ James A. Lazzara James A. Lazzara	Vice President, Secretary and Director	March 29, 2002
/s/ James A. Ashford James A. Ashford	Vice President and Director	March 29, 2002
/s/ Richard S. Baldwinson Richard S. Baldwinson	Director	March 29, 2002
/s/ Carl H. Frei Carl H. Frei	Director	March 29, 2002
/s/ Bernard J. Ploshay Bernard J. Ploshay	Director	March 29, 2002
/s/ Richard O. Faria Richard O. Faria	Vice President, Finance and Administration (Principal Accounting Officer)	March 29, 2002

SCIENTIFIC TECHNOLOGIES INCORPORATED

EXHIBITS

TO

Annual Report on Form 10-K
Year ended December 31, 2001

EXHIBITS - TABLE OF CONTENTS

Exhibit Number	Exhibit Title
Exhibit 10.3	- Amendment dated June 28, 2001 to Bank Agreement dated November 29, 1994 with Bank of The West.
Exhibit 21.1	- Subsidiaries of the Registrant.
Exhibit 23.1	- Consent of PricewaterhouseCoopers LLP, Independent Accountants.
Exhibit 24.1	- Power of Attorney (included on the signature page hereto).