Form 10-K/A
period 2001-12-31
SCIENTIFIC TECHNOLOGIES INC
filed 2002-05-06
CIK 708250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

      We are amending our Annual Report on Form 10-K for the year ended December 31, 2001 to replace, in its entirety, Item 8, "Financial Statements and Supplementary Data." As previously filed, Item 8 contained two typographical errors as follows: (1) in the "Report of Independent Accountants" the words "the Company's" were improperly replaced with "our" and (2) on the first page of the "Notes to Consolidated Financial Statements," in the heading of Note 1, the words "the Company" were improperly replaced with "we."

      We have no further changes to the previously filed Form 10-K. All information in this Form 10-K/A is as of December 31, 2001, and does not reflect, unless otherwise noted, any subsequent information or events other than the changes mentioned above.

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

Commitments and contingencies (Note 9)

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

Scientific Technologies Incorporated
Consolidated Statement of Cash Flows
(In thousands)

                                                          Year Ended December 31,
                                                        -------------------------
                                                          2001    2000     1999
                                                        -------  -------  -------
Cash flows from operating activities:
  Net income (loss)................................... $(1,425) $ 5,631  $ 4,505
  Adjustments to reconcile net income (loss) to
    cash provided by operating activities:
    Depreciation and amortization.....................   2,266    1,766      963
    Changes in assets and liabilities:
       Accounts receivable, net.......................   2,727    1,136   (1,964)
       Inventories....................................     369     (305)  (2,280)
       Other assets...................................    (170)     238     (429)
       Trade accounts payable.........................  (1,020)     (45)     162
       Deferred income taxes..........................    (209)    (588)     280
       Accrued expenses...............................     (25)     301     (140)
                                                        -------  -------  -------
Cash flows provided by operating activities...........   2,513    8,134    1,097
                                                        -------  -------  -------
Cash flows from investing activities:
   Purchases of property  and equipment...............  (1,010)  (1,620)  (1,128)
   Acquisition of Lundahl Instruments.................      --       --   (2,659)
   Acquisition of PSI-Tronix..........................      --   (8,742)      --
   Acquisition of Dunn Sales..........................  (3,992)      --       --
   Sale (purchase) of short-term investments, net.....     406    4,803    5,589
                                                        -------  -------  -------
Cash flows provided by (used in) investing activities.  (4,596)  (5,559)   1,802
                                                        -------  -------  -------

Cash flows from financing activities:
   Issuance (repurchase) of common stock, net.........      84       44     (278)
   Dividends..........................................  (1,016)  (1,933)  (1,836)
                                                        -------  -------  -------
Cash flows used in financing activities...............    (932)  (1,889)  (2,114)
                                                        -------  -------  -------
Change in cash and cash equivalents...................  (3,015)     686      785
Cash and cash equivalents at beginning of year........   4,048    3,362    2,577
                                                        -------  -------  -------
Cash and cash equivalents at end of year.............. $ 1,033  $ 4,048  $ 3,362
                                                        =======  =======  =======

Supplemental disclosure of cash flow information:
   Cash paid to (received from) Parent for
      income taxes.................................... $  (873) $ 3,451  $ 2,761
                                                        =======  =======  =======

The accompanying notes are an integral part of these financial statements.

Scientific Technologies Incorporated
Consolidated Statement of Changes in Shareholders' Equity
(In thousands)

                                        Common Stock
                                 ---------------------------
                                                    Capital
                                                   in excess
                                            Par     of par    Retained
                                 Shares    value     value    earnings   Total
                                 -------  -------  ---------  --------  --------
Balances December 31, 1998......  9,671  $    10  $   5,787  $ 19,661  $ 25,458
   Issuance of common stock.....     27      --         107       --        107
   Repurchase of common stock...    (65)     --        (385)      --       (385)
   Net income for the year......    --       --         --      4,505     4,505
   Dividends paid...............    --       --         --     (1,836)   (1,836)
                                 -------  -------  ---------  --------  --------
Balances December 31, 1999......  9,633       10      5,509    22,330    27,849
   Issuance of common stock.....     36      --         160       --        160
   Repurchase of common stock...    (19)     --        (116)      --       (116)
   Net income for the year......    --       --         --      5,631     5,631
   Dividends paid...............    --       --         --     (1,933)   (1,933)
                                 -------  -------  ---------  --------  --------
Balances December 31, 2000......  9,650       10      5,553    26,028    31,591
   Issuance of common stock.....     33      --         116       --        116
   Repurchase of common stock...     (7)     --         (32)      --        (32)
   Net income for the year......    --       --         --     (1,425)   (1,425)
   Dividends paid...............    --       --         --     (1,016)   (1,016)
                                 -------  -------  ---------  --------  --------
Balances December 31, 2001......  9,676  $    10  $   5,637  $ 23,587  $ 29,234
                                 =======  =======  =========  ========  ========

The accompanying notes are an integral part of these financial statements.

Scientific Technologies Incorporated
Notes to Consolidated Financial Statements

NOTE 1-THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Intangible Assets

Intangible assets include tradenames, customer relationships, product lines, technologies and a covenant not to compete acquired as part of the acquisitions of Dunn Sales, Inc., PSI-Tronix, Inc. and Lundahl Instruments, Inc. Intangible assets are generally amortized on a straight-line basis not exceeding fifteen years.

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

Advertising Costs

Advertising costs are recorded as expenses when incurred. Advertising costs for the years ended December 31, 2001, 2000 and 1999 were $609,000, $707,000 and $601,000 respectively.

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

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121), and certain provisions of APB Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (APB 30). SFAS 144 establishes standards for long-lived assets to be disposed of, and redefines the valuation and presentation of discontinued operations. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Management does not expect the adoption of SFAS 144 to have a material effect on the Company's financial position, results of operations, or cash flows.

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
                                                  ==========  ==========

Debt:

The Company has a $6,100,000 line of credit with a bank, of which no amount was outstanding at December 31, 2001. The line bears interest at the bank's prime rate (4.75% at December 31, 2001), is secured by accounts receivable, inventories and fixed assets, and expires on May 31, 2002. The line is subject to certain financial covenants, and the Company has requested a waiver.

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

Dated: May 6, 2002

SCIENTIFIC TECHNOLOGIES INCORPORATED

By:	/s/ Anthony R. Lazzara

Anthony R. Lazzara
Chairman of the Board

Signature	Title	Date
/s/ Anthony R. Lazzara Anthony R. Lazzara	Chairman of the Board and Director	May 6, 2002
/s/ Joseph J. Lazzara Joseph J. Lazzara	President, Chief Executive Officer, Treasurer, Director (Principal Executive and Financial Officer)	May 6, 2002
/s/ * James A. Lazzara	Vice President, Secretary and Director	May 6, 2002
/s/ * James A. Ashford	Vice President and Director	May 6, 2002
/s/ * Richard S. Baldwinson	Director	May 6, 2002
/s/ * Carl H. Frei	Director	May 6, 2002
/s/ * Bernard J. Ploshay	Director	May 6, 2002
/s/ Richard O. Faria Richard O. Faria	Vice President, Finance and Administration (Principal Accounting Officer)	May 6, 2002
* By: Anthony R. Lazzara
    Anthony R. Lazzara
    Attorney-in-Fact