Form 10-Q
period 2002-03-31
SCIENTIFIC TECHNOLOGIES INC
filed 2002-05-14
CIK 708250

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002 or

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    YES [X] NO [   ],

Common stock outstanding as of April 30, 2002 was 9,675,507 shares.

SCIENTIFIC TECHNOLOGIES INCORPORATED
Report On Form 10-Q For The
Quarter Ended March 31, 2002
INDEX

PART I. Financial Information	Page No.

Item 1. Financial Statements (unaudited):

Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001	**

Consolidated Statements of Operations for the Three Months ended March 31, 2002 and 2001	**

Consolidated Statements of Cash Flows for the Three Months ended March 31, 2002 and 2001	**

Notes to Consolidated Financial Statements	**

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	**

Item 3. Quantitative and Qualitative Disclosures About Market Risk	**

PART II. Other Information

Item 6. Exhibits and Reports on Form 8-K	**

Signatures	**

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

SCIENTIFIC TECHNOLOGIES INCORPORATED

CONSOLIDATED BALANCE SHEET

(in thousands)

Assets	Mar. 31, 2002 (unaudited)	Dec. 31, 2001
Current assets:
Cash and cash equivalents	$ 758	$ 1,033
Accounts and notes receivable, net	7,173	6,454
Inventories	9,107	9,125
Deferred income taxes	2,081	2,081
Receivable from Parent	411	--
Other current assets	568	531
Total current assets	20,098	19,224

Intangible assets	11,077	11,389
Property and equipment, net Other assets	3,451 151	3,537 50
Total noncurrent assets	14,679	14,976
Total assets	$34,777	$34,200

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$ 2,037	$ 1,886
Accrued expenses	3,281	2,648
Total current liabilities	5,318	4,534

Long-term liability	432	432
Total liabilities	5,750	4,966

Shareholders' equity:

Common stock; $.001 par value; 100,000 shares authorized; shares issued and outstanding - 9,676	10	10
Capital in excess of par value	5,637	5,637
Retained earnings	23,380	23,587
Total shareholders' equity	29,027	29,234
Total liabilities and shareholders' equity	$34,777	$34,200

The accompanying notes are an integral part of these financial statements.

SCIENTIFIC TECHNOLOGIES INCORPORATED

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited, in thousands, except per share data)

	For the three months ended
	Mar.31, 2002	Mar.31, 2001
Sales	$11,048	$14,323

Cost of goods sold	6,194	7,852

Gross profit	4,854	6,471

Operating expenses:
Selling, general and administrative	3,773	3,988
Research and development	1,248	1,499
Amortization of intangible assets	169	128
Total operating expenses	5,190	5,615

Income (loss) from operations	(336)	856

Interest and other income, net	2	80

Income (loss) before income taxes	(334)	936

Provision (benefit) for income taxes	(127)	356

Net income (loss)	$ (207)	$ 580

Net income (loss) per common share
Basic and diluted	$ (0.02)	$ 0.06

Shares used to compute net income (loss) per common share: Basic and diluted	9,676	9,673

The accompanying notes are an integral part of these financial statements.

SCIENTIFIC TECHNOLOGIES INCORPORATED

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited, in thousands)

	For the three months ended
	Mar. 31, 2002	Mar. 31, 2001

Cash flows from operating activities:
Net income (loss)	$ (207)	$ 580
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	651	494

Changes in assets and liabilities:
Accounts receivable, net	(719)	333
Inventories, net	18	(556)
Other assets	(38)	(214)
Accounts payable	151	(128)
Payable to Parent	(411)	94
Accrued liabilities	633	115
Cash flows provided by operating activities	78	718

Cash flows from investing activities:
Purchase of property, plant and equipment	(253)	(289)
Investment in affiliate	(100)	--
Sale of short-term investments	--	84
Cash flows used in investing activities	(353)	(205)

Change in cash and cash equivalents	(275)	513

Cash and cash equivalents at beginning of period	1,033	4,048
Cash and cash equivalents at end of period	$ 758	$ 4,561

Supplemental disclosure of cash flow information:

Cash received from (paid to) Parent for income taxes	$ 127	$ (356)

The accompanying notes are an integral part of these financial statements.

SCIENTIFIC TECHNOLOGIES INCORPORATED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements for the three months ended March 31, 2002 and 2001 are unaudited. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the financial position, results of operations and cash flows of Scientific Technologies, Inc. (the "Company") and its subsidiaries for all periods presented.

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

The results of operations are not necessarily indicative of the results to be expected in the future or for the full fiscal year. It is recommended that these condensed consolidated financial statements be read in conjunction with the Company's consolidated financial statements and the notes thereto included in its 2001 Annual Report on Form 10-K.

1. INVENTORIES

Inventories consisted of the following: (In thousands)

	Mar. 31, 2002	Dec. 31, 2001
Raw Materials	$5,427	$5,665
Subassemblies	818	1,042
Work in Process	658	475
Finished Goods	2,204	1,943
	$9,107	$9,125

2. NET INCOME (LOSS) PER SHARE

A reconciliation of the numerators and denominators of the basic and diluted income per common share computations is provided below.

	(In thousands)
	Income (loss)	Shares	(Per share) Amount
Three months ended March 31, 2002
Basic earnings per share calculation	$ (207)	9,676	$ (0.02)
Effect of dilutive securities Stock options	-	-	-
Diluted earnings per share calculation	$ (207)	9,676	$ (0.02)
Three months ended March 31, 2001
Basic earnings per share calculation	$ 580	9,650	$ 0.06
Effect of dilutive securities Stock options	-	23	-
Diluted earnings per share calculation	$ 580	9,673	$ 0.06

3. COMPREHENSIVE INCOME

For the three months ended March 31, 2002 and 2001, there is no significant difference between net income and comprehensive income.

4. SEGMENT REPORTING AND OTHER INFORMATION

Financial information for each product is as follows: In thousands

	Three months ended
	March 31,
Safety Products	2002	2001
Sales	$ 9,281	$11,765
Group operating profit	99	704

	Three months ended
	March 31,
Automation Products	2002	2001
Sales	$ 1,767	$ 2,558
Group operating profit (loss)	(435)	152

	At
	Mar. 31	Dec. 31
Total Assets	2002	2001
Safety Products	$13,172	$15,687
Automation Products	21,605	16,731
Total	$34,777	$32,418

The Company operates principally in the United States. The Company's operations in Germany are insignificant to the Company as a whole. Sales to foreign customers represented less than 10% of total sales in the first quarter of 2002.

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

Sales for the three months ended March 31, 2002 declined 23% to $11,048 from $14,323 in the comparable period in 2001. This was primarily the result of continued sluggishness of the U.S. economy which adversely affected markets served by both the Automation Products and Safety Products Groups of STI, including, the capital goods, industrial automation, semiconductor equipment and machine tooling markets. Partially offsetting the decrease in sales resulting from the depressed economy, our consolidated sales for the periods ended March 31, 2002 included sales by Dunn Sales Inc. (DSI) which was acquired in June 2001.

Gross margin as a percentage of sales for the first quarter of 2002 was 44% compared to 45% for the first quarter of 2001. The slightly lower gross margin was primarily the result of a reduction in the number of units sold.

Selling, general and administrative expenses for the three months ended March 31, 2002 were reduced 5% to $3,773 from $3,988 in the same period of 2001. The first quarter of 2002 was positively impacted by the continuing cost reduction measures initiated in April 2001, which offset increased selling, general and administrative expenses associated with the DSI operations. As a percent of sales for the three months ended March 31, 2002, selling, general and administrative expenses were 34% compared to 28% for 2001.

Research and development expenses for the first quarter of 2002 were reduced 17% to $1,248 compared to $1,499 in the first three months of 2002. This was also the result of the above mentioned cost reductions. As a percent of sales for the three months ended March 31, 2002, research and development expenses were 11% compared to 10% for the same period of 2001.

Liquidity and Capital Resources

At March 31, 2002, our working capital remained essentially flat at $14,780 compared to $14,690 reported at December 31, 2001.

Available bank borrowings were $6,100, all of which were unused at March 31, 2002. The Company believes that cash from operations, together with its cash resources and available bank borrowings, will be sufficient to fund its working capital requirements for the next twelve months.

Critical Accounting Policies

A discussion of our critical accounting policies is set forth in our 2001 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on April 1, 2002, as amended. There were no material changes in any of our critical accounting estimates or judgments during the first quarter of 2002."

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

Exhibit 4.2 - 1997 Stock Plan is incorporated by reference to the Registrant's Registration Statement on Form S-8 dated October 2, 1998.

Exhibit 21.1 - Subsidiaries of the Registrant is incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 2001, Exhibit 21.1.

Exhibit 23.1 - Consent of Independent Accountants is incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 2001, Exhibit 23.1.

Exhibit 24.1 - Power of Attorney is incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 2001, Exhibit 24.1.

  No Reports on Form 8-K were filed during the first quarter of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCIENTIFIC TECHNOLOGIES INCORPORATED
Registrant

Date: May 14, 2002	/s/Joseph J. Lazzara
Joseph J. Lazzara
President and Chief Executive Officer (Principal Executive and Financial officer)

Date: May 14, 2002	/s/ Richard O. Faria
Richard O. Faria
Vice-President, Finance & Administration (Principal Accounting Officer)