Form 10-Q
period 2002-06-30
SCIENTIFIC TECHNOLOGIES INC
filed 2002-08-13
CIK 708250

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002 or

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    YES [X] NO [   ],

Common stock outstanding as of July 31, 2002 was 9,681,810 shares.

SCIENTIFIC TECHNOLOGIES INCORPORATED
Quarter Ended June 30, 2002
INDEX

PART I. Financial Information	Page No.

Item 1. Financial Statements (unaudited):

Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001	**

Consolidated Statements of Operations for the Three and Six Months ended June 30, 2002 and 2001	**

Consolidated Statements of Cash Flows for the Six Months ended June 30, 2002 and 2001	**

Notes to Consolidated Financial Statements	**

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	**

Item 3. Quantitative and Qualitative Disclosures About Market Risk	**

PART II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders	**

Item 6. Exhibits and Reports on Form 8-K	**

Signatures	**

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

SCIENTIFIC TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited, in thousands excepet for share data)

Assets	Jun. 30, 2002	Dec. 31, 2001
Current assets:
Cash and cash equivalents	$ 1,282	$ 1,033
Accounts and notes receivable, net	7,257	6,454
Inventories	8,616	9,125
Deferred income taxes	2,081	2,081
Other current assets	1,017	531
Total current assets	20,253	19,224

Intangible assets	10,738	11,389
Property and equipment, net Other assets	3,665 50	3,537 50
Total assets	$34,706	$34,200

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$ 2,036	$ 1,886
Accrued expenses	3,048	2,648
Total current liabilities	5,084	4,534
Long-term liability	432	432
Total liabilities	5,516	4,966

Shareholders' equity:

Common stock; $.001 par value; 100,000 shares authorized; 9,675 and 9,676 shares issued and outstanding	10	10
Capital in excess of par value	5,657	5,637
Retained earnings	23,523	23,587
Total shareholders' equity	29,190	29,234
Total liabilities and shareholders' equity	$34,706	$34,200

The accompanying notes are an integral part of these financial statements.

SCIENTIFIC TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited, in thousands, except per share data)

	For the three months ended
	Jun. 30, 2002	Jun. 30, 2001

Sales	$12,653	$11,581

Cost of goods sold	7,047	7,492

Gross profit	5,606	4,089

Operating expenses:
Selling, general and administrative	3,952	4,249
Research and development	1,241	1,281
Amortization of intangible assets	190	175
Total operating expenses	5,383	5,705

Income (loss) from operations	223	(1,616)

Interest and other income, net	7	70

Income (loss) before income taxes	230	(1,546)

Provision for (benefit from) income taxes	87	(587)

Net income (loss)	$ 143	$ (959)

Net income (loss) per common share:
Basic and diluted	$ 0.02	$ (0.10)

Shares used to compute net income (loss) per common share: Basic and diluted	9,679	9,655

The accompanying notes are an integral part of these financial statements.

SCIENTIFIC TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited, in thousands, except per share data)

	For the six months ended
	Jun. 30, 2002	Jun. 30, 2001

Sales	$23,701	$25,904

Cost of goods sold	13,390	15,344

Gross profit	10,311	10,560

Operating expenses:
Selling, general and administrative	7,581	8,190
Research and development	2,490	2,780
Amortization of intangible assets	353	350
Total operating expenses	10,424	11,320

Loss from operations	(113)	(760)

Interest and other income, net	9	150

Loss before income taxes	(104)	(610)

Benefit from income taxes	(40)	(232)

Net loss	$ (64)	$ (378)

Net loss per common share:
Basic and diluted	$ (0.01)	$ (0.04)

Shares used to compute net loss per common share: Basic and diluted	9,672	9,653

The accompanying notes are an integral part of these financial statements.

SCIENTIFIC TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited, in thousands)

	For the six months ended
	Jun. 30, 2002	Jun. 30, 2001
Cash flows from operating activities
Net loss	$ (64)	$ (378)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	1,317	951
Changes in assets and liabilities
Decrease (increase) in accounts receivable	(803)	1,908
Decrease (increase) in inventories	509	(259)
Increase in other assets	(486)	(181)
Increase (decrease) in accounts payable	150	(1,030)
Increase in payable to Parent	--	1,365
Increase (decrease) in accrued liabilities	400	(355)
Cash flows provided by operating activities	1,023	2,021

Cash flows from investing activities
Purchase of property, plant and equipment	(794)	(503)
Net cash used in connection with the acquisition of Dunn Sales, Inc.	--	(4,113)
Sale (purchase) of short-term investments	--	(369)
Cash flows used in investing activities	(794)	(4,985)

Cash flows from financing activities
Dividends	--	(77)
Issuance of common stock	20	--
Cash flows provided by (used in) financing activities	20	(77)

Change in cash and cash equivalents	249	(3,041)

Cash and cash equivalents at beginning of period	1,033	4,048
Cash and cash equivalents at end of period	$ 1,282	$ 1,007

The accompanying notes are an integral part of these financial statements.

SCIENTIFIC TECHNOLOGIES INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The accompanying condensed consolidated financial statements for the three and six months ended June 30, 2002 and 2001 are unaudited. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S- X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the financial position, results of operations and cash flows of Scientific Technologies, Inc. (the "Company") and its subsidiaries for all periods presented.

To prepare these condensed consolidated financial statements in conformity with generally accepted accounting principles, management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

The results of operations are not necessarily indicative of the results to be expected in the future or for the full fiscal year. It is recommended that these condensed consolidated financial statements be read in conjunction with the Company's consolidated financial statements and the notes thereto included in its 2001 Annual Report on Form 10-K.

1. INVENTORIES

Inventories consist of the following: (In thousands)

	Jun. 30, 2002	Dec. 31, 2001
Raw materials	$5,026	$5,665
Subassemblies	732	1,042
Work in process	1,060	475
Finished goods	1,798	1,943
	$8,616	$9,125

2. NET INCOME (LOSS) PER SHARE

A reconciliation of the numerators and denominators used to compute basic and diluted income (loss) per common share is provided below.

	(In thousands)
	Income (loss)	Shares	(Per share) Amount
Three months ended June 30, 2002
Basic earnings per share calculation	$ 143	9,675	$ 0.02
Effect of dilutive securities Stock options		4
Diluted earnings per share calculation	$ 143	9,679	$ 0.02
Three months ended June 30, 2001
Basic and diluted loss per share calculation	$ (959)	9,655	$ (0.10)
Total potential common stock excluded from the computation of loss per share as their effect was antidilutive		50

	(In thousands)
	Income (loss)	Shares	(Per share) Amount
Six months ended June 30, 2002
Basic and diluted loss per share calculation	$ (64)	9,672	$ (0.01)
Total potential common stock excluded from the computation of loss per share as their effect was antidilutive		8
Six months ended June 30, 2001
Basic and diluted loss per share calculation	$ (378)	9,653	$ (0.04)
Total potential common stock excluded from the computation of loss per share as their effect was antidilutive		14

3. COMPREHENSIVE INCOME (LOSS)

For the three and six months ended June 30, 2002 and 2001, there is no significant difference between net income (loss) and comprehensive income (loss).

4. SEGMENT REPORTING AND OTHER INFORMATION

Financial information for each product is as follows: (in thousands)

	Three months ended
	June 30,
Safety Products	2002	2001
Sales	$10,616	$ 9,169
Group operating profit (loss)	512	(1,050)

Automation Products
Sales	$ 2,037	$ 2,412
Group operating loss	(289)	(566)

	Six months ended
	June 30,
Safety Products	2002	2001
Sales	$19,897	$20,934
Group operating profit (loss)	611	(346)

Automation Products
Sales	$ 3,804	$ 4,970
Group operating loss	(724)	(414)

	At
	Jun. 30	Dec. 31
Total Assets	2002	2001
Safety Products	$12,703	$12,335
Automation Products	22,003	21,865
Total	$34,706	$34,200

The Company operates principally in the United States. The Company's operations in Germany are insignificant to the Company as a whole. Sales to foreign customers represented less than 10% of total sales in the three and six month periods ended June 30, 2002.

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

Sales for the three months ended June 30, 2002 increased 9% to $12,653 from $11,581 in the comparable period in 2001. This was primarily the result of increased sales by the Safety Products Group specifically light curtains, vehicle scanners and sales associated with Dunn Sales, which was acquired in June of 2001. These increases offset lower sales by the PSI-Tronix operation, which continues to be negatively impacted by slow semiconductor manufacturing markets. Sales for the six months ended June 30, 2002 declined 9% to $23,701 from $25,904 in the same period in 2001. This was the result of the softness of our markets in the first quarter of 2002.

Gross margin as a percentage of sales for the three and six months ended June 30, 2002 was 44% compared to 35% and 41% for the comparable periods in 2001. The improved margins were generally the result of cost reductions begun in the second quarter of 2001.

Selling, general and administrative expenses for the three and six months ended June 30, 2002 were reduced 7% to $3,952 and $7,581 from $4,249 and $8,190 in the same periods of 2001. The first half of 2002 was positively impacted by the continuing cost reduction measures initiated in April 2001, which offset increased selling, general and administrative expenses associated with the DSI operations. In addition, selling, general and administrative expenses were negatively impacted in 2001 by a non-recurring adjustment to the reserve for doubtful accounts. As a percent of sales for the three and six month periods ended June 30, 2002, selling, general and administrative expenses were 31% and 32% respectively compared to 37% and 32% for the comparable 2001 periods.

Research and development expenses for the second quarter and first six months of 2002 were reduced 3% and 10% to $1,241 and $2,490 from $1,281 and $2,780 in 2001 comparable periods. This was also the result of the above mentioned cost reductions. As a percent of sales for the three and six months ended June 30, 2002, research and development expenses were 10% and 11% respectively compared to 11% for the same periods of 2001.

Liquidity and Capital Resources

At June 30, 2002, our working capital increased 3% to $15,169 compared to $14,690 reported at December 31, 2001. This was primarily due to the improved operating results in the second quarter of 2002.

Available bank borrowings were $6,100, all of which were unused at June 30, 2002. The Company believes that cash from operations, together with its cash resources and available bank borrowings, will be sufficient to fund its working capital requirements for the next twelve months.

Critical Accounting Policies

A discussion of our critical accounting policies is set forth in our 2001 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on April 1, 2002, as amended. There were no material changes in any of our critical accounting estimates or judgments during the three and six months ended June 30, 2002.

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

Our operating results may fluctuate.

We have experienced fluctuations in annual and quarterly operating results and anticipate that these fluctuations will continue. These fluctuations are caused by a number of factors, including the level and timing of customer orders, fluctuations in purchases of complementary third party products with which our products are sold, the mix of products sold and the timing of operating expenditures. Our operating results have been, and could continue to be negatively impacted by generally adverse economic conditions throughout the high technology sector. In particular, our PSI-Tronix subsidiary has experienced decreases in sales due to the current market conditions in the semiconductor industry.

The seasonality inherent in our business could cause our operating results to fluctuate.

The industrial manufacturing equipment industry in which we compete has historically been subject to seasonality. This is also true with respect to European markets in which we compete where business activity declines due to vacations taken in the summer months. This seasonality, combined with other factors such as the variability in our operating results described above, renders quarter-to-quarter comparisons of our results of operations unreliable as indicators of our overall performance.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of shareholders held on May 23, 2002, the shareholders reelected the following to the Board of Directors, Anthony R. Lazzara: 9,526,585 shares for, Joseph J. Lazzara: 9,529,978 shares for, James A. Lazzara: 9,529,778 shares for, James A. Ashford: 9,529,808 shares for, Carl H. Frei: 9,529,521 shares for, Bernard L. Ploshay: 9,529,346 shares for and Richard S. Baldwinson: 9,527,996 shares for. The shareholders also approved the selection of PricewaterhouseCoopers LLP as the Company's independent accountants by a vote of 9,533,880 shares for, 2,740 shares against and 5,440 shares abstaining.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following documents are filed as a part of this Report:

Exhibit 3.1 -	Articles of Incorporation, as amended, are incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 1988, Exhibit 3.1.
Exhibit 3.3 -	By-Laws are incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 1985, Exhibit 3.
Exhibit 4.1 -	1997 Employee Stock Purchase Plan is incorporated by reference to the Registrant's Registration Statement on Form S-8 dated October 2, 1998.
Exhibit 4.2 -	1997 Stock Plan is incorporated by reference to the Registrant's Registration Statement on Form S-8 dated October 2, 1998.
Exhibit 21.1 -.	Subsidiaries of the Registrant is incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 2001, Exhibit 21.1
Exhibit 24.1 -	Power of Attorney is incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 2001, Exhibit 24.1.
Exhibit 99.1 -	Certification of Chief Executive and Chief Financial Officers

  No Reports on Form 8-K were filed during the first six months of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCIENTIFIC TECHNOLOGIES INCORPORATED
Registrant

Date: August 13, 2002	/s/Joseph J. Lazzara
Joseph J. Lazzara
President and Chief Executive Officer (Principal Executive and Financial officer)

Date: August 13, 2002	/s/ Richard O. Faria
Richard O. Faria
Vice-President, Finance & Administration (Principal Accounting Officer)