Form 10-Q
period 2002-09-30
SCIENTIFIC TECHNOLOGIES INC
filed 2002-11-14
CIK 708250

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002 or

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    YES [X] NO [   ],

Common stock outstanding as of October 31, 2002 was 9,681,600 shares.

SCIENTIFIC TECHNOLOGIES INCORPORATED
Quarter Ended September 30, 2002
INDEX

PART I. Financial Information	Page No.

Item 1. Financial Statements (unaudited):

Consolidated Balance Sheets as of September 30, 2002 and December 31, 2001	**

Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2002 and 2001	**

Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2002 and 2001	**

Notes to Consolidated Financial Statements	**

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	**

Item 3. Quantitative and Qualitative Disclosures About Market Risk	**

Item 4. Controls and Procedures	**

PART II. Other Information

Item 6. Exhibits and Reports on Form 8-K	**

Signatures	**

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

SCIENTIFIC TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited, in thousands excepet for share data)

Assets	Sep. 30, 2002	Dec. 31, 2001
Current assets:
Cash and cash equivalents	$ 1,794	$ 1,033
Accounts and notes receivable, net	7,307	6,454
Inventories	8,342	9,125
Deferred income taxes	2,081	2,081
Other current assets	772	531
Total current assets	20,296	19,224

Intangible assets	10,413	11,389
Property and equipment, net Other assets	3,710 303	3,537 50
Total assets	$34,722	$34,200

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$ 1,793	$ 1,886
Accrued expenses	2,984	2,648
Total current liabilities	4,777	4,534
Long-term liability	432	432
Total liabilities	5,209	4,966

Shareholders' equity:

Common stock; $.001 par value; 100,000 shares authorized; 9,681 and 9,676 shares issued and outstanding	10	10
Capital in excess of par value	5,631	5,637
Retained earnings	23,872	23,587
Total shareholders' equity	29,513	29,234
Total liabilities and shareholders' equity	$34,722	$34,200

The accompanying notes are an integral part of these financial statements.

SCIENTIFIC TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited, in thousands, except per share data)

	For the three months ended
	Sep. 30, 2002	Sep. 30, 2001

Sales	$12,836	$11,821

Cost of goods sold	7,053	6,520

Gross profit	5,783	5,301

Operating expenses:
Selling, general and administrative	3,986	3,622
Research and development	1,058	1,235
Amortization of intangible assets	177	195
Total operating expenses	5,221	5,052

Income from operations	562	249

Interest and other income, net	(1)	21

Income before income taxes	561	270

Provision for income taxes	213	103

Net income	$ 348	$ 167

Net income per common share:
Basic and diluted	$ 0.04	$ 0.02)

Shares used to compute net income per common share: Basic and diluted	9,672	9,663

The accompanying notes are an integral part of these financial statements.

SCIENTIFIC TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited, in thousands, except per share data)

	For the nine months ended
	Sep. 30, 2002	Sep. 30, 2001

Sales	$36,538	$37,725

Cost of goods sold	20,294	21,864

Gross profit	16,244	15,861

Operating expenses:
Selling, general and administrative	11,716	11,859
Research and development	3,548	4,015
Amortization of intangible assets	530	498
Total operating expenses	15,794	16,372

Income (loss) from operations	450	(511)

Interest and other income, net	8	171

Income (loss) before income taxes	458	(340)

Provision for (benefit from) income taxes	174	(129)

Net income (loss)	$ 284	$ (211)

Net income (loss) per common share:
Basic and diluted	$ 0.03	$ (0.02)

Shares used to compute net income (loss) per common share: Basic and diluted	9,675	9,655

The accompanying notes are an integral part of these financial statements.

SCIENTIFIC TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited, in thousands)

	For the nine months ended
	Sep. 30, 2002	Sep. 30, 2001
Cash flows from operating activities
Net income (loss)	$ 284	$ (211)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	1,977	1,489
Changes in assets and liabilities
Decrease (increase) in accounts receivable	(853)	1,634
Decrease in inventories	783	138
Increase in other assets	(494)	(184)
Decrease in accounts payable	(93)	(1,270)
Increase in payable to Parent	--	831
Increase (decrease) in accrued liabilities	336	(388)
Cash flows provided by operating activities	1,940	2,039

Cash flows from investing activities
Purchase of property, plant and equipment	(1,173)	(686)
Net cash used in connection with the acquisition of Dunn Sales, Inc.	--	(4,130)
Purchase of short-term investments	--	(207)
Cash flows used in investing activities	(1,173)	(5,023)

Cash flows from financing activities
Dividends	--	(142)
Repurchase of common stock	(6)	--
Cash flows used in financing activities	(6)	(142)

Change in cash and cash equivalents	761	(3,126)

Cash and cash equivalents at beginning of period	1,033	4,048
Cash and cash equivalents at end of period	$ 1,794	$ 922

The accompanying notes are an integral part of these financial statements.

SCIENTIFIC TECHNOLOGIES INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2002 and 2001 are unaudited. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the financial position, results of operations and cash flows of Scientific Technologies, Inc. (the "Company") and its subsidiaries for all periods presented.

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

1. INVENTORIES

Inventories consist of the following: (In thousands)

	Sep. 30, 2002	Dec. 31, 2001
Raw materials	$4,703	$5,665
Subassemblies	1,123	1,042
Work in process	733	475
Finished goods	1,783	1,943
	$8,342	$9,125

2. NET INCOME (LOSS) PER SHARE

A reconciliation of the numerators and denominators used to compute basic and diluted income (loss) per common share is provided below.

	(In thousands)
	Income	Shares	(Per share) Amount
Three months ended September 30, 2002
Basic earnings per share calculation	$ 348	9,671	$ 0.04
Effect of dilutive securities Stock options		1
Diluted earnings per share calculation	$ 348	9,672	$ 0.04
Three months ended September 30, 2001
Basic earnings per share calculation	$ 167	9,660	$ 0.02
Effect of dilutive securities Stock options		3
Diluted earnings per share calculation	$ 167	9,663	$ 0.02

	(In thousands)
	Income (loss)	Shares	(Per share) Amount
Nine months ended September 30, 2002
Basic earnings per share calculation	$ 284	9,673	$ 0.03
Effect of dilutive securities Stock options		2
Diluted earnings per share calculation	$ 284	9,675	$ 0.03
Nine months ended September 30, 2001
Basic and diluted loss per share calculation	$ (211)	9,655	$ (0.02)

3. COMPREHENSIVE INCOME (LOSS)

For the three and nine months ended September 30, 2002 and 2001, there is no significant difference between net income (loss) and comprehensive income (loss).

4. SEGMENT REPORTING AND OTHER INFORMATION

Financial information for each product group is as follows: (in thousands)

	Three months ended
	September 30,
Safety Products	2002	2001
Sales	$10,818	$ 9,609
Group operating profit	925	491

Automation Products
Sales	$ 2,018	$ 2,212
Group operating loss	(363)	(242)

	Nine months ended
	September 30,
Safety Products	2002	2001
Sales	$30,715	$30,680
Group operating profit	1,536	148

Automation Products
Sales	$ 5,823	$ 7,045
Group operating loss	(1,086)	(659)

	At
	Sep. 30	Dec. 31
Total Assets	2002	2001
Safety Products	$12,711	$12,335
Automation Products	22,011	21,865
Total	$34,722	$34,200

The Company operates principally in the United States. The Company's operations in Germany are less than 10% of total operations. Sales to foreign customers represented less than 10% of total sales in the three and nine month periods ended September 30, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This interim report on Form 10-Q contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. Such statements include expectations, beliefs, intentions or strategies regarding future operating results, future expenditures, future cash requirements, future impact of relocation the relocation of the PSI-Tronix division and future industry conditions that involve risks and uncertainties. The Company's actual results could differ materially from those projected in such forward-looking statements as a result of many factors, including, without limitation, those set forth under this section, the section entitled "Business Factors" below and elsewhere in this report on Form 10-Q.

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

Sales for the three months ended September 30, 2002 increased 9% to $12,836 from $11,821 in the comparable period in 2001. This was primarily the result of increased unit sales by the Safety Products Group, specifically light curtains and vehicle scanners, offsetting lower sales by the PSI-Tronix operation of the Automation Products Group, which continues to be negatively impacted by slow semiconductor manufacturing markets. Sales for the nine months ended September 30, 2002 declined 3% to $36,538 from $37,725 in the same period in 2001. This was the result of the softness of all our markets in the first quarter of 2002 and the continuing slowness at PSI-Tronix.

Gross margin as a percentage of sales for the three and nine months ended September 30, 2002 was 45% in both periods compared to 45% and 42% for the comparable periods in 2001. The improved margin for the nine months ended September 30, 2002 was generally the result of cost reductions begun in the second quarter of 2001, an improvement in the mix of products sold in the second quarter to products with a lower relative cost of sales, when compared to the comparable period in 2001.

Selling, general and administrative expenses for the three months ended September 30, 2002 increased 10% to $3,986 from $3,622, somewhat consistent with the sales growth. Selling, general and administrative expenses, which declined 1% to $11,716 for the first nine months of 2002 compared to $11,859 for the comparable 2001 period, was positively impacted by the continuing cost reduction measures initiated in April 2001. These reductions offset increased selling, general and administrative expenses associated with the DSI operations, acquired in the second quarter of 2001. In addition, nine- month selling, general and administrative expenses were negatively impacted in 2001 by a non-recurring adjustment to the reserve for doubtful accounts. As a percent of sales for the three and nine month periods ended September 30, 2002, selling, general and administrative expenses were 31% and 32% respectively compared to 31% for the comparable 2001 periods.

Research and development expenses for the third quarter and first nine months of 2002 were reduced 14% and 12% to $1,058 and $3,548 from $1,235 and $4,015 in the 2001 comparable periods. This also was the result of continuing cost reductions. As a percent of sales for the three and nine months ended September 30, 2002, research and development expenses were 8% and 10% compared to 10% and 11% in the same periods in 2001. We do not expect that research and development expenses as a percent of sales will continue to decline.

Liquidity and Capital Resources

At September 30, 2002, our working capital increased 6% to $15,519 compared to $14,690 reported at December 31, 2001. This was primarily due to the improved operating results for the first nine months of 2002.

Available bank credit lines were $6,100, all of which were unused at September 30, 2002. The Company believes that cash from operations, together with its cash resources and available bank borrowings, will be sufficient to fund its working capital requirements for the next twelve months.

Subsequent Event

In a continuing effort to improve the efficiency and profitability of the Automation Products Group (APG), the Company has decided to relocate its Tulare, California operations to the new facility in Logan, Utah and combine the PSI-Tronix division with the Automation Sensors Division. We anticipate that this relocation will result in improved margins for the Automation Products Group, and will be completed in the second quarter of 2003. In addition, we expect the move will improve the overall responsiveness of APG to its customer base. While still in the planning stages, we anticipate that the costs associated with this move will be principally expensed in the first six months of 2003.

Critical Accounting Policies

A discussion of our critical accounting policies is set forth in our 2001 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on April 1, 2002, as amended. There were no material changes in any of our critical accounting estimates or judgments during the three and nine months ended September 30, 2002.

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

Our operating results may fluctuate.

We have experienced fluctuations in annual and quarterly operating results and anticipate that these fluctuations will continue. These fluctuations are caused by a number of factors, including the level and timing of customer orders, fluctuations in purchases of complementary third party products with which our products are sold, the mix of products sold and the timing of operating expenditures. Our operating results have been, and could continue to be negatively impacted by generally adverse economic conditions throughout the high technology sector. In particular, the relocation of our PSI-Tronix subsidiary may prove to be more costly than anticipated or may not result in the expected benefits, and its continuing decreases in sales due to the current market conditions in the semiconductor industry could negatively effect our operating results.

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

A majority of our sales are through third party distributors, system integrators and original equipment manufacturers. These resellers are not required to offer our products exclusively. We cannot be assured that a reseller will continue to offer our products. In addition many of our resellers are privately owned firms which may not be well capitalized. If our ability to sell products through these third parties is impaired, our results of operations would likely suffer.

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

Item 4. CONTROLS AND PROCEDURES.

(a) Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of senior management, including the Company's officers performing the functions of Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon that evaluation, the Company's officers performing the functions Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that the Company is required to disclose in reports filed under the Securities Exchange Act of 1934.

(b) There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out this evaluation.

PART II - OTHER INFORMATION

Items 1- 5 are not applicable for this reporting period.

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

(b) No Reports on Form 8-K were filed during the first nine months of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCIENTIFIC TECHNOLOGIES INCORPORATED

Registrant

Date: November 13, 2002	/s/Joseph J. Lazzara
Joseph J. Lazzara
President and Chief Executive Officer (Principal Executive and Financial officer)

Date: November 13, 2002	/s/ Richard O. Faria
Richard O. Faria
Vice-President, Finance & Administration (Principal Accounting Officer)

I, Joseph J. Lazzara certify that:

1. I have reviewed this quarterly report on Form 10-Q of Scientific Technologies Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Joseph J. Lazzara
President and Chief Executive Officer

I, Richard O. Faria certify that:

1. I have reviewed this quarterly report on Form 10-Q of Scientific Technologies Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Richard O. Faria
Vice President Finance and Administration