Form 10-K
period 2002-12-31
SCIENTIFIC TECHNOLOGIES INC
filed 2003-03-31
CIK 708250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes   ☐    No   ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant, based on the closing sales price of Common Stock on June 30, 2002 as reported by the NASDAQ Market System, was approximately $4,779,356. Such amount excludes shares held by registrant's current directors and officers and by each person who owns 5% or more of the outstanding Common Stock in that such persons may be deemed to be "affiliates" as that term is defined pursuant to the Rules and Regulations of the Securities Exchange Act of 1934. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant's Common Stock outstanding as of March 3, 2003 was 9,692,327 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy statement to be filed with the Securities and ExchangeCommission in connection with the Company's 2003 Annual Annual Meeting of Shareholders ("the Proxy Statement") are incorporated by reference in Part III of this Form 10K.

SCIENTIFIC TECHNOLOGIES INCORPORATED

2002 ANNUAL REPORT ON FORM 10-K

INDEX

Part I.		Page
Item 1.	Business	**
Item 2.	Properties	**
Item 3.	Legal Proceedings	**
Item 4.	Submission of Matters to a Vote of Security Holders	**
Part II.
Item 5.	Market for the Registrant's Common Equity and Related Shareholder Matters	**
Item 6.	Selected Financial Data	**
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	**
Item 7a.	Quantitative and Qualitative Disclosures About Market Risks	**
Item 8.	Financial Statements and Supplementary Data	**
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	**
Part III.
Item 10.	Directors and Executive Officers of the Registrant	**
Item 11.	Executive Compensation	**
Item 12.	Security Ownership of Certain Beneficial Owners and Management	**
Item 13.	Certain Relationships and Related Transactions	**
Item 14.	Controls and Procedures	**
Part IV.
Item 15.	Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K	**
Signatures		**
Exhibits Index		**

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

These forward-looking statements reflect management's view only as of the date of this Annual Report. You should also carefully consider the risk factors described in other documents that we file from time to time with the Securities and Exchange Commission.

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

We are organized into two product groups, Safety Products and Automation Products, within two business segments. This structure was initiated in 2000 to allow us to better target our products based on each group's area of specialization, customer-focused applications and products. This organization is intended to facilitate more efficient integration of new products and acquisitions.

Scientific Technology, Scientific Technologies, Datricon, STI, the STI logo, OptoSwitch, OptoData, OptoSafe and Fiberlens, are registered trademarks of our parent company, Scientific Technology Incorporated. Aegis, MiniSafe, FlexSafe, MicroSafe, BeamSafe, FastScan, SpectraData, PartScan, MiniProtect, OptoShield and ValuScan are trademarks of the Company. This Annual Report on Form 10-K also refers to trademarks and service marks of other companies and entities.

Our corporate Internet address is www.sti.com. At this website, we make available free of charge our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. The information found on our website is not part of this Form 10-K. In addition to our website, the SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding us and other issuers that file electronically with the SEC.

Products

1. Safety Products Group:

a. Safety Light Curtains. Our leading product group, which accounted for over 80% of our sales in 2002, 2001 and 2000, is a family of optical guarding products, also called presence sensing devices or safety light curtains, used to safeguard personnel in manufacturing environments against injury caused by robots and moving machinery. We offer several product variations, providing customers with a complete line of optical guarding solutions.

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

We manufacture and market a family of miniaturized light guards called the MiniSafe, designed for inclusion in systems offered by original equipment manufacturers, or OEMs, and other applications where space is limited. MiniSafe light curtains are available in four-inch increments ranging from four inches to 82.6 inches in coverage height. The operating distance, the distance between the transmitter and receiver, is up to 100 feet. These products are offered in various configurations with many optional features to meet a wide variety of machine guarding applications

Applications for safety light curtains are found in a variety of manufacturing environments. Our customers use safety light curtains to guard a wide variety of hazardous applications including automotive assembly lines, robot work cells, semiconductor production equipment, metal stamping and forming, food processing, aircraft manufacturing, photographic film production, tire manufacturing and home appliance production.

The MicroSafe MC4700 series light curtain was introduced in 2001. This product features an ultra-compact transmitter and receiver that offers protected heights from 100 to 1,798 millimeters. Superior response time and excellent resolution, allow the MC4700 to be mounted closer to the danger points of hazardous operation. The MC4700 includes individual beam indicators, adjustable mounting brackets, exact channel select, floating blanking, auxiliary outputs, restart interlocks, two digit display diagnostic, and a simple 3-box design. Designed for use in locations in which space is limited, the small size of the MicroSafe allows it to be integrated with the support framing used on many automated industrial machines.

The MegaSafe MG4600 series was introduced in 2001. The MG4600 Series comes with a complete features set, and is designed to meet the stringent safeguarding requirements for automotive applications. The MG4600 is available in 20 mm, 30 mm and 50 mm resolution, provides protected heights from 17.13 inches (435 mm) to 82.52 inches (2086 mm) depending on system resolution, and offers a 65 foot (20 meter) sensing range. Control reliable circuitry eliminates the need for a separate controller, and patented individual beam indicators simplify alignment. Additional features include field-replaceable safety relays and weld shield, floating blanking to block up to two beams anywhere in the zone, and exact channel select to permanently block selected beams where machine parts will obstruct a portion of the zone.

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

b. Mechanical Safety Interlocks and Safety Relays. We have a relationship with EJA Engineering, Ltd., a manufacturer of mechanical safety interlocks based in the United Kingdom. EJA is a subsidiary of Rockwell International. STI distributes these products under the STI brand on a private label arrangement. Safety interlock switches are utilized on hinged, sliding, or lift-off guards and barriers that are often installed with our safety light curtains. When the guard is opened, the power supply to the machine is disconnected. Safety relays are electromechanical devices which often serve as a safety interface between the mechanical safety interlocks and the machine's control system. The function and application of safety interlocks are complementary to our range of safety products. STI has been distributing interlock switch products manufactured by EJA since 1993. EJA is a distributor of our product line in the United Kingdom.

c. Safety Mats and Controllers. Our safety mats are designed for use in industrial environments where safety enhancements or zone detection is required. The mats are sensitive to foot or vehicular traffic. Safety mats are used with a mat controller, which is the interface between the safety mat and the control system of the guarded machine.

Our UM Series mat and safety mat controller were tested and certified by an independent test agency to an international safety mat standard. These products carry the European CE test mark. The UM Series and the associated controller was introduced to our sales channel during 2000.

Also during 2000, shipments commenced on two new safety mat controllers, the MC3 and MC4. These products offer selection of either an industry standard DIN enclosure (MC3) or a rugged industrial style metal enclosure (MC4) with auto selection input voltages. Both controllers are third party certified and CE marked to international standards for safety mat systems.

In 2001, we introduced and commenced shipments of the MC6 Safety Mat Controller, capable of providing up to six individual mat zones.

d. Safety Contact Strips. Safety contact strips are used in edges of guards, doors and gates at possible pinch, crushing or shear points. The contact strips are pressure sensitive devices and operate similar to safety mats, and use an appropriate controller. The system, comprised of the contact strips and controller are also third party certified to international standards and carry the CE mark.

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

We also manufacture and sell the Vehicle Scanner Series of high speed, profiling scanners utilized in automated highway toll collection systems. These scanners are used for vehicle detection, separation and classification, providing imaging information to a host computer, which determines the appropriate toll to be charged in an automatic fare collection application. STI Vehicle Scanners have been selected or installed on a number of bridges and toll roads both in the United States and internationally. Domestic locations include the Triborough and Verrazano Narrows bridges in New York, a number of bridges in the San Francisco Bay Area, including the Golden Gate Bridge and the Oakland-San Francisco Bay Bridge, and toll roads in Pennsylvania, Colorado, Florida, Maine, New Jersey and Kansas. International locations include France, Belgium, Singapore and Brazil.

f. Dunn Sales, Inc. We acquired Dunn Sales, Inc. ("DSI") in June 2001 for $4.0 million and accounted for the acquisition using the purchase method of accounting. DSI is located in Anaheim, California, and offers both safety and machinery services. DSI provides safety services such as: safeguarding equipment installations, machine safety assessments, and the design and custom fabrication of guarding solutions. Furthermore, DSI specializes in machinery services including the repair, rebuilding, relocation, sales, installation and service of fabricating machinery. Over the past decade, DSI has become one of the largest and most recognized independent fabricating machinery service, sales and maintenance companies domiciled in the western United States. DSI serves customers in a variety of industries, including metal fabrication, aerospace, electronics and food processing.

To cover this diversified industrial market, we market these products primarily to end-users and original equipment manufacturers through more than 575 worldwide distributor locations. STI Safety Product Group distributors are primarily in two groups, Automation Safety Partners ("ASP") and Automation Safety Distributors ("ASD"). We created the ASP program to meet the rising expectations of our customers and the demands required for STI to be a single source safety solution provider. In order to become an ASP, an organization must commit to a number of requirements, including an extensive training program for their STI product specialists, joint marketing programs, demonstration equipment and safety seminars for their local customers. A smaller number of distributors that do not meet the requirements of the ASP program are classified as ASDs and have a different discount structure for the purchase of STI products.

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

We market and sell these products directly to end customers or specialty resellers.

c. Level and Flow Sensors. We market a variety of level and flow sensing products imported from several manufacturers. The principal provider of these products is Nohken, one of the largest level control manufacturers in Japan. We are the US distributor of the Nohken products. These products provide point level detection of solids, liquids and solids/liquids, as well as contiguous measurement of continuous flow of solids and liquids, in a wide variety of environments.

d. Non-contact Ultrasonic Sensors and Controllers. Our Automation Sensors Division produces over 75 types of specialized ultrasonic sensors and controller systems as well as custom designed products. These products fall into two categories: Sensor/Controller Systems, which are used for monitoring, displaying or controlling level in tanks or bins, open channel flow, tank volume, obstacle avoidance and product dimensioning; Self-Contained Sensor Systems, in which all electronics are located within the sensor, requiring no separate controller or transmitting unit. These products are used for linear position measurements in industrial and level applications, as well as dimensioning and sorting, measurement of roll diameter, loop control, monitoring liquids and bulk solids and level gauging.

e. Pressure Transducers, Digital Pressure Gauges, Displacement and Velocity Transducers, and Pressure Comparators. In March 2000, we acquired substantially all of the assets and assumed some liabilities of PSI-Tronix, Inc., a privately-held company located in Tulare, California. We paid approximately $8.7 million in cash and accounted for this acquisition using the purchase method of accounting. PSI-Tronix products are used in a variety of factory automation, aerospace, medical, semiconductor, oil and gas markets and applications. PSI-Tronix's engineering, manufacturing, administration and sales operations are located in a 25,000 square foot facility in Tulare. In November, 2002, we announced our intention to relocate the Tulare operation to Logan, Utah, where it will be combined with the Automation Sensors Division. We anticipate this relocation taking place in the first half of 2003. A small assembly operation will remain in Tulare, to be relocated at a later time.

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

Research and development

In order to meet the changing needs of our customers, we engage in research and development both to introduce new products and to improve existing products. In addition, we modify products as necessary to meet original equipment manufacturers' requirements. At December 31, 2002, there were approximately 29 employees engaged in research and development activities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results - Technological Change and New Product Development."

In 2002, 2001, and 2000, we spent $4,653,000, $5,429,000, and $5,159,000, respectively, on engineering, research and development. In addition to new products and enhancements to existing products, our research and development efforts are directed towards qualifying our light curtains, scanners and sensors for sale in foreign countries and qualifying products that we import for sale in the U.S. We anticipate that the level of research and development expenditures may be higher in 2003.

Patents and trademarks

We hold fourteen US patents and nine US registered trademarks. In addition, we have been licensed by our parent company to use three patents for its products and six US registered trademarks, including the use of its logo "STI". Products are marketed under the following US registered trademarks: "DUOSAFE," "OPTOFENCE," "MINISAFE," "OPTOSAFE," "FIBERLENS," "BEAMSAFE," "SPECTRADATA," "FLEXSAFE" and "MICROSAFE". We have filed for additional patent protection on certain of our technologies.

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

Because many customers place large orders for delivery throughout the year and because of the possibility of customer changes and cancellation of orders, our backlog as of any particular date may not be representative of our sales for any succeeding fiscal period. At February 28, 2003, our backlog was $895,000 compared to $819,000 at February 28, 2002.

Competition

The industry in which we operate is competitive and subject to rapid technological change. Many of our competitors are significantly larger and possess greater financial and other resources.

Our competitors include, among others, Honeywell, Rockwell Automation, Eaton Corporation, Banner Engineering, Sick Optic- Electronic, Inc., Cutler Hammer, Danaher Controls, Link Controls and Omron. Competitors of the control components power monitoring and defense product lines include several of the above-mentioned firms and also SCI Systems, Inc., Technitrol, Logitek, Hi-G and Xentek. Certain of our suppliers, including Rockwell/EJA, also compete with us. The Datricon line's competitors include Mizar, Pro-Log, and Ziatech. In addition, we face indirect competition from present and potential end users who from time to time evaluate the "make or buy" decision of whether to manufacture their own components or purchase them from outside sources.

Competition is based primarily upon product quality, performance and price. We believe that we generally compete favorably with respect to these factors. To maintain our competitive position, we will continue to devote substantial resources to the development of new products and improvements to current products. See "Business - Research and Development."

Foreign operations

We have no foreign manufacturing operations. STI Scientific Technologies GmbH, a wholly owned German subsidiary, was established in 1995 as our European sales office. Our products are also sold in foreign countries by distributors and independent sales representatives. Foreign sales represented less than 10% of sales in each of 2002, 2001 and 2000.

Customers

No customer represented more than 10% of sales in 2002 or 2001. NCC Electronics, an independent distributor, represented 10% of sales in 2000. Aggregate sales to both government agencies and government contractors represented less than 5% of sales in 2002, 2001 and 2000.

Costs and effects of compliance with environmental laws

Compliance with environmental protection laws or similar ordinances is not expected to have any material affect on our business.

Employees

At December 31, 2002, we employed approximately 356 full time employees. Included in this total were the common manufacturing, support and administrative staff that we share with our parent and its other subsidiaries at the Dumbarton Circle facility in Fremont, California.

None of the employees are represented by unions, and there has never been a disruption of operations due to a labor dispute.

Many of our employees are skilled in technical and engineering disciplines and our future success will depend, in part, upon our ability to attract and retain such employees. We believe that relations with our employees are good.

Item 2. PROPERTIES

We own no real estate. Our manufacturing operations, corporate headquarters, administrative, engineering and sales offices are located in a 95,000 square foot facility in Fremont, California. The facility is owned by an affiliate of our parent and we lease approximately 85,000 square feet, 89% of the total.

The Automation Sensors Division is located in a 25,000 square foot in Logan, Utah. This facility is owned by our parent company.

PSI-Tronix is located in a 25,000 square foot facility in Tulare, California.

Dunn Sales is located in an 8,585 square foot facility in Anaheim, California.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market Information

Our Common Stock is traded on the NASDAQ National Market under the symbol STIZ. The stock tables in most daily newspapers list our Common Stock under "SciTech".

2002	High	Low	2001	High	Low
1st Quarter 2nd Quarter 3rd Quarter 4th Quarter	$ 4.90 4.75 4.45 6.55	$ 3.65 3.10 2.25 3.90	1st Quarter 2nd Quarter 3rd Quarter 4th Quarter	$ 9.83 6.63 6.32 6.37	$ 5.04 4.96 2.90 3.45

The closing sales price of our Common Stock on March 3, 2003 was $4.11 per share.

Holders

There were 871 shareholders of record on March 21, 2003.

Dividends

In 2001, regular annual dividends of $.0525 per share were paid on April 2 and July 5. No dividends were paid in 2002. We cannot assure you that the Company's financial performance or cash requirements will allow it to pay dividends to its shareholders in the future.

Equity Compensation Plan

Please see Item 12 of this Annual Report on Form 10-K for disclosure relating to our equity compensation plans. Such information is incorporated by reference to our 2003 proxy statement.

Item 6. SELECTED FINANCIAL DATA

i) FIVE YEAR CONSOLIDATED FINANCIAL DATA

	Year Ended December 31, (In thousands except per share data)
Statement of operations data	2002	2001	2000	1999	1998
Net sales	$51,207	$49,053	$60,146	$49,925	$44,224
Income (loss) from operations	744	(2,474)	8,745	6,834	6,340
Net income (loss)	472	(1,425)	5,631	4,505	4,422
Basic income (loss) per common share	$ .05	$ (.15)	$ .58	$ .47	$ .46
Diluted income (loss) per common share	$ .05	$ (.15)	$ .58	$ .47	$ .46

	December 31,
Balance sheet data
Cash and cash equivalents	$ 2,620	$ 1,033	$ 4,048	$ 3,362	$ 2,577
Total assets	37,892	34,200	37,028	32,536	29,821
Shareholders' equity	29,750	29,234	31,591	27,849	25,458
Dividends declared per share	--	$ .11	$ .20	$ .19	$ .18

ii) QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)
 (In thousands, except per share data)

2002	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Sales	$ 11,229	$12,829	$13,034	$14,115
Gross profit	4,854	5,606	5,783	5,964
Net income (loss)	(207)	143	348	188
Basic net income (loss) per common share	$ (.02)	$ .02	$ .04	$ .02
Diluted net income (loss) per common share	$ (.02)	$ .02	$ .04	$ .02

2001	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Sales	$14,554	$ 11,788	$11,987	$10,724
Gross profit	6,471	4,089	5,301	3,863
Net income (loss)	580	(959)	167	(1,213)
Basic net income (loss) per common share	$ .06	$ (.10)	$ .02	$ (.13)
Diluted net income (loss) per common share	$ .06	$ (.10)	$ .02	$ (.13)

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

Results of Operations

Sales

Sales in 2002 increased 4% to $51.2 million from $49.1 million in 2001. Sales by our Safety Products Group increased 9% over 2001. This was the result of increased unit sales as well as the full year effect of sales by Dunn Sales, Inc., which was acquired in June 2001. The full year effect of sales by DSI accounted for 3% of the 9% growth in sales by the Safety Products Group. The Automation Products Group continued to be negatively impacted by economic conditions in the semiconductor industry and as a result reported a 14% decline in its sales.

Sales in 2001 declined 18% to $49.1 million from $60.1 million recorded in 2000. Unit shipments of both the Safety and Automation Products Groups were negatively impacted by the economic downturn in the first half of 2001 and the economic impact of the events of September 11. The Safety Products Group's lower sales were partially offset by the sales associated with Dunn Sales.

The Company is organized into two product groups - the Safety Products Group ("SPG") and the Automation Products Group ("APG"). Group sales for the years ended December 31, 2002, 2001 and 2000 were:

	2002	%	2001	%	2000	%
SPG APG	$ 43,493 $ 7,714	85% 15%	$ 40,085 $ 8,968	82% 18%	$ 49,569 $ 10,577	82% 18%

The table below summarizes operating costs and expenses as a percentage of sales for the most recent three years.

	2002	2001	2000
Sales	100%	100%	100%
Gross margin	43	40	50
Operating expenses:
Selling, general and administrative	31	33	25
Research and development	9	11	9
Amortization of intangibles	1	1	1
Total operating expenses	41	45	35
Income (loss) from operations	2	(5)	15
Interest and other income, net	--	--	--
Income (loss) before taxes	2	(5)	15
Provision (benefit) for income taxes	1	(2)	6
Net income (loss)	1%	(3)%	9%

Gross profit

2002 = $22.2 million
2001 = $19.7 million
2000 = $29.9 million
Increase in 2002 = 13%
Decrease in 2001 = 34%

Our gross margin was 43% of sales in 2002, 40% of sales in 2001 and 50% of sales in 2000. As a result of the higher level of shipments in 2002, which reflected less fixed cost per unit, our gross profit increased 13% over 2001.

Our Gross profit declined 34% in 2001 from 2000. While we experienced sales declines in all of our product lines during 2001, higher margin products suffered proportionately greater losses than our lower margin products. Also in 2001, reduced factory activity resulted in underabsorbed manufacturing overhead. Gross margin in 2001 was positively influenced by the addition of PSI-Tronix's products, which carry a relatively lower cost of sales.

Selling, general and administrative expenses

2002 = $16.1 million
2001 = $16.1 million
2000 = $15.4 million
Change in 2002 = 0%
Increase in 2001 = 5%

As a result of the cost reduction measures initiated in 2001 and continued in 2002, we were able to keep our selling, general and administrative expenses at 2001 levels in absolute dollars in spite of a 4% increase in sales. Selling, general and administrative expenses were 31% and 33% of sales in 2002 and 2001 compared to 25% of sales in 2000. Total selling, general and administrative expenses were higher in 2001 due to increased costs associated with the DSI operations and bad debt expense resulting from the failure of two of our distributors. We anticipate that selling, general and administrative expenses will increase in the foreseeable future but may fluctuate as a percentage of sales.

Research and development expenses

2002 = $4.7 million
2001 = $5.4 million
2000 = $5.2 million
Decrease in 2002 = 13%
Increase in 2001 = 4%

Product creation, development and enhancement have always been and continue to be an important factor in our long-term success. Investments in this area enable us to serve the factory automation market with increasingly sophisticated sensors and manufacturing control products. As a result of the above mentioned cost reduction measures and a lowering of our reliance on outside contractors, we were able to reduce our research and development expenditures by 13% from the 2001 level. During 2001, we made a concerted effort to maintain our research and development efforts in spite of the reduced revenue and profit levels we experienced in that year. During 2001, we increased our development efforts with the acquisition of PSI-Tronix. In 2002 and 2001, we introduced a number of new products and product enhancements. Consistent with our dedication to the development of new products, we anticipate that the level of research and development expenses will increase in the future, although such expenses may fluctuate as a percentage of sales. To date, all product development costs have been expensed as incurred.

Income Taxes

Our effective income tax rate was 38% in 2002 and 2000. As a result of the losses sustained in 2001, we recorded an income tax benefit of 38% of the loss for the year. We expect that our effective tax rate for 2003 will be reasonably consistent with 2002 and 2000. See Notes 1 and 5 of Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

Our working capital needs have been met through funds generated from operating activities. During 2002, operating funds were provided by net income adjusted for depreciation and amortization, increased accounts payable and accrued expenses and decreased inventories. These operating funds were used to offset increases in accounts receivable and for the acquisition of fixed assets. Working capital amounted to $16.7 million at December 31, 2002, a 14% increase from the $14.7 million at December 31, 2001. The bank line of credit of $6.1 million was renewed in 2002 and extended to June 30, 2003. We have the option to convert up to $1.0 million of the credit line into a five- year term note. Secured by qualified receivables, fixed assets and inventories, borrowing under this credit line bears interest at the bank's prime rate. At December 31, 2002, none of the line of credit had been utilized.

We made certain capital expenditures during 2002, primarily for production, quality assurance, research and development equipment, information systems and software. Consistent with our operations historically and our current plans for growth, we plan to make additional capital expenditures during 2003, primarily for production, quality assurance and research and development equipment. While we had no formal commitments at December 31, 2002, it is anticipated that capital expenditures in 2003 will be in excess of $1.5 million, predicated on our profitability and cash resources.

We believe that cash flow from operations and available bank borrowings will be sufficient to meet anticipated working capital requirements through at least 2003. While we continue to evaluate financing alternatives from time to time, we have no current plans to raise additional outside capital. At December 31, 2002, future minimum payments under our leases due in the years 2003 through 2007 were approximately $1,260,000, $1,192,000 $1,124,000, $1,031,000 and $1,075,000, respectively.

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

Critical Accounting Policies

Revenue Recognition

Revenue from product sales to customers is recognized upon shipment if a signed purchase order exists, the price is fixed or determinable, collection of the resulting receivable is considered probable and product returns can be reasonably estimated. Subsequent to the sale of the products, we have no obligation to provide any modification or customization, upgrades, enhancements or postcontract customer support. Upon shipment, we provide for the estimated costs that may be incurred for product warranties. We estimate sales returns and warranty costs based on historical experience and the best information we have at the time we report our financial statements. Actual results could differ from these estimates.

Installation and engineering service revenue is recognized when services are rendered, or an identifiable portion of the contract is completed, no significant post-delivery obligations exist and collection is probable.

Inventories

We value our inventory at the lower of the actual cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our historical consumption and our estimated forecast of product demand and production requirements. As demonstrated during 2001, demand for our products can fluctuate significantly. In addition, our industry is characterized by technological change, new product development, and product obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand. Additionally, our estimates of future product demand may prove to be inaccurate, in which case we may have misstated the provision required for excess and obsolete inventory. In the future, if our inventory is determined to be overvalued, we would be required to recognize such costs in our cost of goods sold at the time of such determination. Likewise, if our inventory is determined to be undervalued, we may have over-reported our costs of goods sold in previous periods and would be required to recognize such additional operating income at the time of sale. Therefore, although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results.

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

Valuation of Long-Lived Assets

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We review the recoverability of our long-lived assets, such as fixed assets, goodwill, intangible assets and investments, when events or changes in circumstances indicate that the carrying amount of the asset or asset group may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset or asset group from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between the estimated fair value and carrying value. The measurement of impairment requires management to estimate future cash flows and the fair value of long-termed assets.

Factors that May Affect Future Results

Because of the variety of factors and uncertainties affecting our operating results, past financial performance and historical trends may not be a reliable indicator of future performance. These factors, as well as other factors affecting our operating performance, may result in significant volatility in our common stock price. Among the factors which could affect our future business, financial condition or operating results are the following:

Our operating results may fluctuate.

We have experienced fluctuations in annual and quarterly operating results and anticipate that these fluctuations will continue. These fluctuations are caused by a number of factors, including the level and timing of customer orders, fluctuations in complementary third party products with which our products are sold, the mix of products sold and the timing of operating expenditures. Our operating results are also negatively impacted by generally adverse economic conditions throughout the high technology sector. In particular, our PSI-Tronix subsidiary continues to experience low sales volume due to the recent market conditions in the semiconductor industry.

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

The market for our products is characterized by changing technology, evolving industry standards, changes in customer needs and new product introductions. Our future success will depend on our ability to respond to emerging industry standards, enhance current products, develop new products, and achieve market acceptance of those products, all on a timely and cost- effective basis. The introduction of new products also requires that we manage the transition from older products in order to minimize disruption of customer orders, avoid excessive levels of older product inventories and ensure that adequate supplies of new products can be delivered to meet customer demands.

Our sales are dependent on independent distributors.

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

We rely on a combination of patent, trademark, trade secret laws and contractual restrictions to establish and protect proprietary rights in our products and services. There can be no assurance that our patents, trademarks, or contractual arrangements or other steps taken by us to protect our intellectual property will prove sufficient to prevent misappropriation of our technology or defer independent third party development of similar technologies. Moreover, there can be no assurance that the technology licenses granted to us from our parent company will continue to be available. The loss of any of our proprietary technology could require us to obtain technology of lower quality or performance standards or at greater cost, which could materially adversely affect our business, results of operations and financial condition. Furthermore, the laws of certain foreign countries may not protect our products, services or intellectual property rights to the same extent as do the laws of the United States.

Our operations may be negatively impacted as a result of deteriorating global economic and political conditions.

Our business may suffer as a result of general economic and political conditions in the U.S. and abroad. Over the past two years, there has been a rapid and severe downturn in the U.S. market and global economy. We expect that this negative trend will continue, however, the duration and future severity are uncertain. This uncertainty has significantly increased due to recent terrorist activity, such as the attacks in the U.S. on September 11, 2001, and the recent military activity in Afghanistan, Iraq and the Middle East. Additional terrorist acts or acts of war could cause damage or disruption to us or to our suppliers and our customers. Fears of global recession, war, and terrorism may continue to have seriously detrimental effects on the U.S. and global economies. Such conditions could further dampen consumer confidence and cause our customers to slow or cease spending on our products. If these events continue, our operations may be negatively impacted.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

(a) The following documents are filed as a part of this Report:

(1) Financial Statements

Page
Report of Independent Accountants	**
Consolidated Balance Sheets - December 31, 2002 and 2001	**
Consolidated Statement of Operations - Years ended December 31, 2002, 2001 and 2000	**
Consolidated Statement of Cash Flows - Years ended December 31, 2002, 2001 and 2000	**
Consolidated Statement of Stockholders' Equity - Years ended December 31, 2002, 2001 and 2000	**
Notes to Consolidated Financial Statements	**

(2) Financial Statement Schedules

Financial Statement Schedules have been omitted because they are not required or applicable, or the information required to be set forth therein is included in the Financial Statements or notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of Scientific Technologies Incorporated

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of cash flows and of shareholders' equity present fairly, in all material respects, the financial position of Scientific Technologies Incorporated (a subsidiary of Scientific Technology Incorporated) and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

San Jose, California
March 12, 2003

Scientific Technologies Incorporated
Consolidated Balance Sheet
(In thousands, except per share data)

                                                              December 31,
                                                           ------------------
                                                             2002      2001
                                                           --------  --------
Assets
Current assets:
    Cash and cash equivalents............................ $  2,620  $  1,033
    Accounts receivable, net.............................    7,636     6,454
    Receivable from Parent...............................      384        --
    Inventories..........................................    8,719     9,125
    Deferred income taxes................................    2,380     2,081
    Other assets.........................................      835       581
                                                           --------  --------
          Total current assets...........................   22,574    19,274

Property and equipment, net..............................    3,725     3,537
Goodwill and other intangible assets, net................   11,593    11,389
                                                           --------  --------
          Total assets................................... $ 37,892  $ 34,200
                                                           ========  ========

Liabilities and Shareholders' Equity
Current liabilities
    Trade accounts payable............................... $  2,942  $  1,886
    Accrued expenses.....................................    2,836     2,648
    Current portion of capital lease with Parent.........       60        --
                                                           --------  --------
          Total current liabilities......................    5,838     4,534

Capital lease with Parent................................      240        --
Deferred income taxes ...................................    2,064       432
                                                           --------  --------
          Total liabilities..............................    8,142     4,966

Commitments and contingencies (Note 9)

Shareholders' equity
    Common stock; $.001 par value; 100,000
       shares authorized; shares issued and
       outstanding - 9,687 and 9,676.....................       10        10
    Capital in excess of par value.......................    5,681     5,637
    Retained earnings....................................   24,059    23,587
                                                           --------  --------
          Total shareholders' equity.....................   29,750    29,234
                                                           --------  --------
          Total liabilities and shareholders' equity..... $ 37,892  $ 34,200
                                                           ========  ========

The accompanying notes are an integral part of these financial statements.

Scientific Technologies Incorporated
Consolidated Statement of Operations
(In thousands, except per share data)

                                                        Year Ended December 31,
                                                     ----------------------------
                                                       2002      2001      2000
                                                     --------  --------  --------
Sales.............................................. $ 51,207  $ 49,053  $ 60,146
Cost of goods sold.................................   29,000    29,329    30,214
                                                     --------  --------  --------
  Gross profit.....................................   22,207    19,724    29,932
                                                     --------  --------  --------

Operating expenses:
  Selling, general and administrative..............   16,110    16,111    15,387
  Research and development.........................    4,653     5,429     5,159
  Amortization of acquired intangibles.............      700       658       641
                                                     --------  --------  --------
   Total operating expenses........................   21,463    22,198    21,187
                                                     --------  --------  --------
Income (loss) from operations......................      744    (2,474)    8,745

Interest and other income, net.....................       17       176       337
                                                     --------  --------  --------

Income (loss) before income taxes..................      761    (2,298)    9,082
Provision (benefit) for income taxes...............      289      (873)    3,451
                                                     --------  --------  --------

Net income (loss).................................. $    472  $ (1,425) $  5,631
                                                     ========  ========  ========

Basic and diluted net income (loss) per share...... $   0.05  $  (0.15) $   0.58
                                                     ========  ========  ========

Shares used to compure net income (loss) per share.    9,698     9,659     9,667
                                                     ========  ========  ========

The accompanying notes are an integral part of these financial statements.

Scientific Technologies Incorporated
Consolidated Statement of Cash Flows
(In thousands)

                                                         Year Ended December 31,
                                                        -------------------------
                                                         2002     2001     2000
                                                        -------  -------  -------
Cash flows from operating activities:
  Net income (loss)................................... $   472  $(1,425) $ 5,631
  Adjustments to reconcile net income (loss) to
    cash provided by operating activities:
    Depreciation and amortization.....................   2,631    2,266    1,766
    Changes in assets and liabilities:
       Accounts receivable, net.......................  (1,182)   2,727    1,136
       Receivable from Parent.........................    (384)      --       --
       Inventories....................................     406      369     (305)
       Other assets...................................    (254)    (170)     238
       Trade accounts payable.........................   1,056   (1,020)     (45)
       Deferred income taxes..........................    (167)    (209)    (588)
       Accrued expenses...............................     188      (25)     301
                                                        -------  -------  -------
Cash flows provided by operating activities...........   2,766    2,513    8,134
                                                        -------  -------  -------
Cash flows from investing activities:
   Purchases of property  and equipment...............  (1,223)  (1,010)  (1,620)
   Acquisition of PSI-Tronix..........................      --       --   (8,742)
   Acquisition of Dunn Sales..........................      --   (3,992)      --
   Sale of short-term investments, net................      --      406    4,803
                                                        -------  -------  -------
Cash flows used in investing activities...............  (1,223)  (4,596)  (5,559)
                                                        -------  -------  -------

Cash flows from financing activities:
   Issuance (repurchase) of common stock, net.........      44       84       44
   Dividends..........................................      --   (1,016)  (1,933)
                                                        -------  -------  -------
Cash flows provided by (used in) financing activities.      44     (932)  (1,889)
                                                        -------  -------  -------
Change in cash and cash equivalents...................   1,587   (3,015)     686
Cash and cash equivalents at beginning of year........   1,033    4,048    3,362
                                                        -------  -------  -------
Cash and cash equivalents at end of year.............. $ 2,620  $ 1,033  $ 4,048
                                                        =======  =======  =======

Supplemental disclosure of cash flow information:
   Cash paid to (received from) Parent for
      income taxes.................................... $   289  $  (873) $ 3,451
                                                        =======  =======  =======

Supplemental disclosure of non-cash activities:
   Capital lease with Parent.......................... $   300  $    --  $    --
                                                        =======  =======  =======

   Deferred tax liability related to acquisition of
      Dunn Sales...................................... $ 1,500  $    --  $    --
                                                        =======  =======  =======

The accompanying notes are an integral part of these financial statements.

Scientific Technologies Incorporated
Consolidated Statement of Changes in Shareholders' Equity
(In thousands)

                                      Common Stock
                                ---------------------------
                                                   Capital
                                                  in Excess
                                           Par     of Par    Retained
                                Shares    Value     Value    Earnings    Total
                                -------  -------  ---------  ---------  --------
Balances December 31, 1999.....  9,633  $    10  $   5,509  $  22,330  $ 27,849
   Issuance of common stock....     36       --        160         --       160
   Repurchase of common stock..    (19)      --       (116)        --      (116)
   Net income for the year.....     --       --         --      5,631     5,631
   Dividends paid..............     --       --         --     (1,933)   (1,933)
                                -------  -------  ---------  ---------  --------
Balances December 31, 2000.....  9,650       10      5,553     26,028    31,591
   Issuance of common stock....     33       --        116         --       116
   Repurchase of common stock..     (7)      --        (32)        --       (32)
   Net loss for the year.......     --       --         --     (1,425)   (1,425)
   Dividends paid..............     --       --         --     (1,016)   (1,016)
                                -------  -------  ---------  ---------  --------
Balances December 31, 2001.....  9,676       10      5,637     23,587    29,234
   Issuance of common stock....     22       --         69         --        69
   Repurchase of common stock..    (11)      --        (25)        --       (25)
   Net income for the year.....     --       --         --        472       472
                                -------  -------  ---------  ---------  --------
Balances December 31, 2002.....  9,687  $    10  $   5,681  $  24,059  $ 29,750
                                =======  =======  =========  =========  ========

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

The Company operates in two business segments - the development, manufacture and marketing of industrial safety products and the development, manufacture and marketing of industrial automation products. The Company operates in an industry characterized by significant competition.

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

Cash and Cash Equivalents and Short-Term Investments

The Company invests primarily in money market accounts held at financial institutions and considers all highly liquid investments with an original maturity of less than 90 days to be cash equivalents. Accordingly, these investments are subject to minimal credit and market risk.

Short-term investments consist of highly liquid investments, which mature in less than one year and are classified as "held-to-maturity." Interest income is accrued as earned.

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

Goodwill and Other Intangible Assets

Intangible assets include tradenames, customer relationships, product lines, technologies and a covenant not to compete acquired as part of the acquisitions of Dunn Sales, Inc., PSI-Tronix, Inc. and Lundahl Instruments, Inc. Intangible assets are generally amortized on a straight-line basis over a period of two to fifteen years. Goodwill is not amortized and is subject to impairment testing at the reporting unit level at least annually and more frequently upon the occurrence of certain events. A reporting unit is the same level as or one level below an operating segment.

Long-Lived Assets

The Company periodically evaluates the recoverability of its long-lived assets based upon the expected undiscounted cash flows attributable to such assets, and recognizes impairment from the carrying value of long-lived assets, if any, based on the fair value of such assets. No losses from impairment have been recognized for any of the periods presented.

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

Installation and engineering service revenue is recognized when services are rendered or when an identifiable portion of the contract is completed, no significant post-delivery obligations exist and collection is probable.

Shipping and Handling

All amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenues earned for the goods provided and are classified as revenue. Costs incurred for shipping and handling are included in cost of sales.

Research and Development

Research and development costs are expensed as incurred.

Advertising Costs

Advertising costs are recorded as expenses when incurred. Advertising costs for the years ended December 31, 2002, 2001 and 2000 were $590,000, $609,000 and $707,000.

Stock-based compensation

The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, or APB No. 25, "Accounting for Stock Issued to Employees." Under APB No. 25, compensation cost is measured as the excess, if any, of the quoted market price of its stock at the date of grant over the exercise price of the option granted. Compensation cost for stock options, if any, is recognized ratably over the vesting period. The Company provides additional pro forma disclosures as required under SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure".

SFAS No. 148, issued in December 2002, amends SFAS No. 123 in December 2002 to require that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. The following table sets forth the effect on the Company's net income (loss) and net income (loss) per share as if the Company had recorded compensation costs based on the estimated grant date fair value as defined by SFAS No. 123 for all granted stock-based awards (in thousands, except per share amounts).

	Years Ended December 31,
	2002	2001	2000

Net income (loss), as reported	$ 472	$(1,425)	$5,631

Add: Stock-based employee compensation expense included in reported net income (loss)	-	-	-
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	81	205	111
Pro forma net income (loss)	$ 391	$(1,630)	$5,520

Net income (loss) per share - basic and diluted:
As reported	$ 0.05	$(0.15)	$ 0.58
Pro forma	$ 0.04	$(0.17)	$ 0.57

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

Comprehensive Income

Comprehensive income is defined to include all changes in shareholders' equity during a period from non-owner sources. There were no significant differences between the Company's net income (loss) and its total comprehensive income (loss) for any of the periods presented.

Reclassifications

The Company has reclassified certain prior years' information to conform to the current financial statements.

Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board, or FASB, issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect adoption of SFAS No. 146 to have a material effect on its consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, ("FIN No. 45") "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN No. 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company does not expect its adoption of FIN 45 to have a material impact on its consolidated financial statements.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. The Company has adopted the disclosure requirements and believes that the adoption of the remaining provisions of this standard will have no material impact on its financial statements.

In January 2003, the FASB issued Interpretation No. 46 ("FIN No. 46") "Consolidation of Variable Interest Entities." Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns. The Company does not expect its adoption of FIN 46 to have a material impact on its consolidation financial statements.

NOTE 2 - RELATED PARTY TRANSACTIONS

The Parent provides certain management, marketing and sales services to the Company. The costs are allocated to the Company based on the percentage of the Company's sales to total sales of the Parent and its subsidiaries. The amounts allocated to the Company for 2002, 2001 and 2000 were $806,000, $1,005,000, and $1,071,000, respectively.

The Company leases approximately 85,000 square feet in a 95,000 square foot facility owned by an affiliate of the Parent. The Company also leases another 25,000 square feet in another facility owned by the Parent. The lease terms are for ten years. Overhead costs are allocated primarily on the basis of square footage utilized.

The Company utilizes a receivable from/payable to Parent account to record activity including cash received, cash disbursed and amounts owed to the Parent for allocated charges and dividends. The net effect of transactions with the Parent resulted in a receivable from Parent of $384,000 at December 31, 2002 and a zero balance at December 31, 2001. In addition, the Company is party to a capital lease of $300,000 at December 31, 2002 under which the Parent is the lessor. At December 31, 2002, future minimum payments under this lease due in the years 2003 through 2006 were approximately $60,000 each and $22,000 in 2007.

NOTE 3 - ACQUISITIONS

Dunn Sales, Inc.

On June 8, 2001, the Company acquired all of the outstanding common stock of Dunn Sales, Inc. ("DSI"), for a cash payment of $3,992,000. DSI is a leading provider of safeguarding equipment installation, rebuilding, repair and maintenance of fabricating machinery. The transaction was accounted for as a purchase and accordingly, the results of DSI operations are included in the Company's financial statements from the date of acquisition. In 2002, based on a reassessment of deferred tax liabilities related to the acquisition, $1,500,000 was recorded to deferred tax liabilities and goodwill. The total purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their respective fair values on the date of acquisition as follows (in thousands):

                                                  Amortization
                                        Amount      period
                                      ----------  ----------
Working capital..................... $      140
Equipment...........................         96
Technology..........................      1,985     15 years
Customer relationships..............      1,061      7
Tradename...........................        710      5
                                      ----------
                                          3,992
Goodwill/deferred tax liability.....      1,500
                                      ----------
                                     $    5,492
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
                                      ==========

Pro-forma consolidated amounts

The following unaudited pro-forma consolidated amounts give effect to the acquisition of DSI as if the acquisition had occurred on January 1, 2001 and the acquisition of PSI-Tronix as if the acquisition had occurred on January 1, 2000 (in thousands, except per share data):

	2001	2000
Sales	$50,322	$64,805
Net income (loss)	$ (1,025)	$ 5,485
Basic and diluted net income (loss) per share	$ (.11)	$ 0.62
Shares used to compute net income per share	9,659	9,667

NOTE 4 - BALANCE SHEET DATA

                                                       December 31,
                                                  ----------------------
                                                     2002        2001
                                                  ----------  ----------
                                                     (In thousands)

Accounts receivable:

     Accounts receivable........................ $    8,181  $    7,115
     Less: allowance for doubtful accounts......       (545)       (661)
                                                  ----------  ----------
                                                 $    7,636  $    6,454
                                                  ==========  ==========

Allowance for doubtful accounts:

     Balance at beginning of year............... $      661  $      545
     Addition...................................        409         577
     Utilized...................................       (525)       (461)
                                                  ----------  ----------
     Balance at end of year..................... $      545  $      661
                                                  ==========  ==========
Inventories:

     Finished goods............................. $    2,159  $    1,943
     Work in process............................      1,043         475
     Subassemblies..............................      1,016       1,042
     Raw materials..............................      4,501       5,665
                                                  ----------  ----------
                                                 $    8,719  $    9,125
                                                  ==========  ==========

Property and equipment:

     Equipment.................................. $    9,995  $    9,045
     Furniture and fixtures.....................      1,686       1,234
     Leasehold improvements.....................        523         402
                                                  ----------  ----------
                                                     12,204      10,681
     Less: accumulated depreciation.............     (8,479)     (7,144)
                                                  ----------  ----------
                                                 $    3,725  $    3,537
                                                  ==========  ==========

Accrued expenses:

     Accrued compensation....................... $    1,610  $    1,345
     Accrued commissions........................        194         146
     Warranty reserve...........................        241         278
     Accrued income tax.........................        227         270
     Accrued marketing expenses.................         --         284
     Other......................................        564         325
                                                  ----------  ----------
                                                 $    2,836  $    2,648
                                                  ==========  ==========

Goodwill and other intangible assets:

		December 31, 2002		December 31, 2001
	Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Technology	15	$ 7,146	(1,252)	$ 7,146	(776)
Customer relationships	7	3,476	(1,152)	3,476	(630)
Tradename	5	710	(156)	710	(17)
Product lines	12	1,596	(275)	1,596	(155)
Covenant not to compete	2	50	(50)	50	(11)
Total amortized intangible assets		12,978	$(2,885)	12,978	$(1,589)
Goodwill		1,500		--
Total		$14,478		$12,978

The Company incurred amortization expense of $1,296,000 and $948,000 in 2002 and 2001 respectively, of which $596,000 and $290,000 were included in cost of goods sold. The Company will incur amortization expense of approximately $1,257,000 each in 2003, 2004 and 2005, $1,193,000 in 2006 and $820,000 in 2007.

Debt:

The Company has a $6,100,000 line of credit with a bank, of which no amount was outstanding at December 31, 2002 or 2001. The line bears interest at the bank's prime rate (4.25% at December 31, 2002), is secured by accounts receivable, inventories and fixed assets, and expires on June 30, 2003. The Company's Bank line of credit as amended, contains covenants which require the Company to meet specific financial tests. The financial tests for 2002 were as follows: (1) a requirement of profitably on an annual basis and (2) a minimum tangible net worth requirement of $16,500,000. At December 31, 2002, the Company was in compliance with the covenants.

NOTE 5 - INCOME TAXES

The provision (benefit) for income taxes was as follows:

	Year Ended December 31
	2002	2001	2000
Current tax expense (benefit)	(In thousands)
Federal	$ 451	$(637)	$3,237
State	8	(27)	802
	459	(664)	4,039
Deferred tax expense (benefit)
Federal	(36)	(209)	(588)
State	(134)	--	--
	(170)	(209)	(588)
Total provision for income taxes	$ 289	$(873)	$3,451

The provision (benefit) for income taxes differs from the amount of tax determined by applying the applicable federal statutory income tax rate to pretax income as a result of the following differences:

	2002	2001	2000
Statutory U.S. tax rate	34%	(34)%	34%
State income taxes, net of federal benefit	6	(1)	6
Research and development and other credits	(27)	(7)	(2)
Nondeductible expenses	25	4	--
Effective tax rate	38%	(38)%	38%

Deferred tax assets (liabilities) consist of the following: (In thousands)

	December 31,
	2002	2001
Short-term deferred tax asset
Inventory reserve	$ 964	$ 846
Other reserves and accruals	739	803
Net operating loss	35	37
Research & development tax credit and others	642	95
Gross deferred tax assets	2,380	2,081

Long-term deferred tax liability
Depreciation and amortization	(734)	(432)
Gross up of goodwill	(1,330)	--
Gross deferred tax liability	(2,064)	(432)
Net deferred tax assets	$ 316	$1,649

NOTE 6 - INCOME ( LOSS) PER SHARE

A reconciliation of the numerators and denominators of the basic and diluted income (loss) per common share computations is provided below.

                                               (In thousands)     (Per
                                            ------------------   Share)
                                             Income    Shares    Amount
                                            --------  --------  --------
2002:
Basic earnings per share calculation...... $    472     9,683  $   0.05
Effect of dilutive securities:
  Stock options...........................       --        15        --
                                            --------  --------  --------
Diluted earnings per share calculation.... $    472     9,698  $   0.05
                                            ========  ========  ========

2001:
Basic earnings per share calculation...... $ (1,425)    9,659  $  (0.15)
Effect of dilutive securities:
  Stock options...........................       --        --        --
                                            --------  --------  --------
Diluted earnings per share calculation.... $ (1,425)    9,659  $  (0.15)
                                            ========  ========  ========

2000:
Basic earnings per share calculation...... $  5,631     9,640  $   0.58
Effect of dilutive securities:
  Stock options...........................       --        27        --
                                            --------  --------  --------
Diluted earnings per share calculation.... $  5,631     9,667  $   0.58
                                            ========  ========  ========

The number of common stock equivalents excluded from the earnings per share calculation because they would be antidilutive total to 657,000 in 2002, 523,000 in 2001 and 461,000 in 2000.

NOTE 7 - DIVIDENDS

During 2002, the Company paid no dividends. During 2001, the Company paid quarterly dividends of $.0525 per share for the first two quarters of the year on April 3 and July 5. During 2000, the Company paid quarterly dividends of $.05 per share.

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

Options under the Plan may be granted for periods of up to ten years and at prices no less than 85% of the estimated fair market value of the shares on the date of grant, provided, however, that (i) the exercise price of an ISO shall not be less than 100% of the estimated fair market value of the shares on the date of grant, and (ii) the exercise price of an ISO granted to a 10% or more Shareholder shall not be less than 110% of the estimated fair value of the shares on the date of grant. Most options granted under the Plan through December 31, 2002 vest over a five-year period.

Activity under the Plan is set forth below:

	Available for Grant	Number of Shares Outstanding	Weighted Average Exercise Price
Balance at December 31, 1999	641,476	230,898	$6.43
Granted	(345,600)	345,600	$6.07
Exercised	--	(1,334)	$4.36
Cancelled	88,732	(88,732)	$5.42
Balance at December 31, 2000	384,608	486,432	$6.36
Granted	(67,566)	67,566	$4.73
Exercised	--	(6,200)	$1.21
Cancelled	24,800	(24,800)	$6.20
Balance at December 31, 2001	341,842	522,998	$6.17
Granted	(203,900)	203,900	$3.99
Exercised	--	(4,000)	$1.28
Cancelled	51,000	(51,000)	$1.94
Balance at December 31, 2002	188,942	671,898	$5.87

Information relating to stock options outstanding and exercisable at December 31, 2002 is as follows:

                             Options Outstanding
                     ----------------------------------    Options Vested and
                                  Weighted                     Exercisable
                                   Average               -------------------------
                                  Remaining   Weighted                  Weighted
                                 Contractual   Average      Number       Average
                       Number       Life      Exercise    of Shares     Exercise
     Exercise Price  outstanding   (Years)      Price    Exercisable      Price
   ----------------- ----------- -----------  ---------  ------------  -----------
  $  2.75 - $  3.99     218,400         9.0  $    3.94        12,500  $      3.25
     4.10 -    5.74      74,500         7.0       4.72        56,325         4.64
     6.00 -    6.80     264,000         7.5       6.04       165,600         6.06
     7.01      7.87     103,998         4.6       8.02        98,432         7.55
  $  8.61   $ 11.48      11,000         3.6      10.00        11,000        10.00
                     -----------                         ------------
                        671,898                              343,857
                     ===========                         ============

Employee Stock Purchase Plan

The Company has reserved 600,000 shares of Common Stock for issuance under the 1997 Employee Stock Purchase Plan (the "Purchase Plan"). Employees generally will be eligible to participate in the Purchase Plan if they are customarily employed by the Company for more than 20 hours per week and more than five months in a calendar year and are not (and would not become as a result of being granted an option under the Purchase Plan) 5% Shareholders of the Company. Under the Purchase Plan, eligible employees may choose each year to have up to 15% of their eligible annual compensation withheld to purchase our common stock. Each offering period commences on the first trading day of each calendar quarter, or on such other date as the Board shall determine. The price at which the common stock is purchased under the Purchase Plan is 85% of the lesser of the closing price of the Company's common stock on the first day of the applicable offering period or on the last day of that purchase period. The Purchase Plan will terminate after a period of ten years unless terminated earlier as permitted by the Purchase Plan. During the years ended December 31, 2002, 2001 and 2000, 15,091, 22,958 and 23,082 shares of common stock were purchased under this plan at a weighted-average price of $2.68, $5.77 and $5.03, respectively.

Fair Value Disclosures

This information is required to be determined as if the Company had accounted for its employee stock options (including shares issued under the Employee Stock Purchase Plan, collectively called options) as defined by SFAS No. 123. The fair value of options reported below has been estimated at the date of grant using the Black-Scholes option-pricing model for 2002, 2001 and 2000 using the following assumptions:

	Stock Options			Stock Purchase Plan
	2002	2001	2000	2002	2001	2000

Risk-free interest rates	4.3 - 5.1%	4.0 - 4.9%	6.5 - 6.6%	0.9% - 1.8%	5.4% - 6.6%	5.3% - 6.2%
Expected lives (in years)	5	5	5	0.25	0.25	0.25
Expected dividend yield	1.9%	1.0%	3.0%	1.9%	1.0%	3.0%
Expected stock price volatility	43.1%	47.8%	33.4%	43.1%	47.8%	33.4%

The weighted-average estimated fair value of options granted during the year 2002, 2001 and 2000 were $1.43, $1.78 and $2.29, respectively. The weighted-average estimated fair value of employee stock purchase rights granted under the Employee Stock Purchase Plan were $0.57, $1.10 and $1.31 in 2002, 2001 and 2000, respectively. The effect on earnings per share of using the fair value of options is disclosed in Note 1 above.

NOTE 9 - RETIREMENT SAVINGS PLAN

The Company adopted a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The plan allows employer's matching contributions equal to 50% of employees' contributions subject to a maximum of 6% of employees' compensation. Contributions to the plan may be made at the discretion of the Board of Directors. The Company made no contributions in 2002 and contributed $219,000 and $313,000 in 2001 and 2000, respectively.

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

Financial information for each product group for the years ended December 31, 2002, 2001 and 2000 follows:

2002                                   Safety Products   Automation Products
-------------------------------------  ----------------  -------------------
Sales................................ $         43,493  $             7,714
Group operating profit (loss)........ $          2,419  $            (1,675)
Total assets......................... $         28,646  $             9,246
Capital expenditures................. $          1,101  $               122
Depreciation and amortization........ $          1,517  $             1,114

2001
-------------------------------------
Sales................................ $         40,085  $             8,968
Group operating profit (loss)........ $           (846) $            (1,628)
Total assets......................... $         25,526  $             8,674
Capital expenditures................. $            859  $               151
Depreciation and amortization........ $          1,920  $               346

2000
-------------------------------------
Sales................................ $         49,569  $            10,577
Group operating profit............... $          6,311  $             2,434
Total assets......................... $         27,602  $             9,426
Capital expenditures................. $          1,436  $               184
Depreciation and amortization........ $          1,063  $               703

NOTE 11 - CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments and trade accounts receivable. The Company places its cash and cash equivalents in a variety of money market accounts. The Company further limits its exposure to these investments by placing such investments with various high quality financial institutions. The Company routinely performs evaluations of these financial institutions. The Company offers credit terms on the sale of its products to its customers in the normal course of business. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company maintains an allowance for uncollectible accounts receivable based upon the expected collectibility of all accounts receivable. No customer accounted for more than 10% of accounts receivable at December 31, 2002, 2001 or 2000.

The Company operates principally in the United States. The Company's operations in Germany are insignificant to the Company as a whole. Sales to foreign customers represented less than 10% of total sales in 2002, 2001 and 2000.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

The Company leases certain office and manufacturing space and other equipment under noncancellable operating leases. At December 31, 2002, future minimum payments under these leases due in the years 2003 through 2007 were approximately $1,260,000, $1,192,000 $1,124,000, $1,031,000 and $1,075,000 respectively. Of these amounts $1,026,000 in each year was related to lease agreements with the Parent or an affiliate of the Parent.

Rent expense under operating lease agreements was approximately $1,123,000 in 2002, $1,007,000 in 2001, and $997,000 in 2000. Of these amounts, $974,000, $900,000 and $853,000 were related to lease agreements with the Parent or an affiliate of the Parent.

From time to time, the Company is involved in litigation in the normal course of business. Management believes that the outcome of matters to date will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

The Company offers warranties on certain products and records a liability for the estimated future costs associated with warranty claims, which is based upon historical experience and the Company's estimate of the level of futute costs. A reconciliation of the changes in the Company's warranty liability for the year ended December 31, 2002 follows (in thousands):

Warranty accrual at the beginning of the year Accruals for warranties issued durung the year Expenses incurred during the year Warranty accrual at the end of the year	$ 278 122 (159) $ 241

As permitted under Oregon law the Company has agreements whereby the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was serving at the Company's request in such capacity. The indemnification term is for the period that the officer or director is serving in such capacity or is subject to any possible claim or action by reason of the fact that the Indemnitee was serving in that capacity. The maximum potential amount of future payments the Company could be unlimited; however the Company has a director and officer insurance policy that limits the Company's exposure and enables the Company to recover a portion of any future amounts paid. As a result of the insurance policy coverage, the Company believes that the estimated fair value of these agreements is minimal.

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

Item 14.    CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.    Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal controls.    There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15 EXHIBITS LIST AND REPORTS ON FORM 8-K.

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

Exhibit 10.2	- Bank agreement dated November 29, 1994 with Bank of The West is incorporated by reference to the Registrant's Form 10-KSB for the year ended December 31, 1994, Exhibit 10.3.
Exhibit 10.3	- Amendment dated June 28, 2002 to Bank Agreement dated November 29, 1994 with Bank of The West.
Exhibit 10.4	- Lease agreement dated June 1, 2002 with Scientific Technology Incorporated for 1025 W. 1700 N., Logan Utah 84321
Exhibit 21.1	- Subsidiaries of the Registrant.
Exhibit 23.1	- Consent of PricewaterhouseCoopers LLP, Independent Accountants.
Exhibit 24.1	- Power of Attorney (included on page 40).
Exhibit 99.1	- Certification Of Chief Executive Officer And Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

All other exhibits for which provision is made in Regulation S-K of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(b) No Reports on Form 8-K were filed during the last quarter of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2003

SCIENTIFIC TECHNOLOGIES INCORPORATED

By:	/s/ Anthony R. Lazzara

Anthony R. Lazzara, Chairman of the Board

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

Signature	Title	Date
/s/ Anthony R. Lazzara Anthony R. Lazzara	Chairman of the Board and Director	March 31, 2003
/s/ Joseph J. Lazzara Joseph J. Lazzara	President, Chief Executive Officer, Treasurer, Director (Principal Executive Officer)	March 31, 2003
/s/ James A. Lazzara James A. Lazzara	Vice President, Secretary and Director	March 31, 2003
/s/ James A. Ashford James A. Ashford	Vice President and Director	March 31, 2003
/s/ Richard S. Baldwinson Richard S. Baldwinson	Director	March 31, 2003
/s/ Carl H. Frei Carl H. Frei	Director	March 31, 2003
/s/ Bernard J. Ploshay Bernard J. Ploshay	Director	March 31, 2003
/s/ Richard O. Faria Richard O. Faria	Vice President and Chief Financial Officer (Principal Financial Officer)	March 31, 2003

I, Joseph J. Lazzara certify that:

1. I have reviewed this annual report on Form 10-K of Scientific Technologies Incorporated;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ Joseph J. Lazzara
President and Chief Executive Officer

I, Richard O. Faria certify that:

1. I have reviewed this annual report on Form 10-K of Scientific Technologies Incorporated;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ Richard O. Faria
Vice President and Chief Financial Officer

SCIENTIFIC TECHNOLOGIES INCORPORATED

EXHIBITS

TO

Annual Report on Form 10-K
Year ended December 31, 2002

EXHIBITS - TABLE OF CONTENTS

Exhibit Number	Exhibit Title
Exhibit 10.3	- Amendment dated June 28, 2002 to Bank Agreement dated November 29, 1994
Exhibit 10.4	- Lease agreement dated June 1, 2002 with Scientific Technology Incorporated for 1025 W. 1700 N., Logan Utah 84321
Exhibit 21.1	- Subsidiaries of the Registrant
Exhibit 23.1	- Consent of Independent Accountants
Exhibit 24.1	- Power of Attorney (included on page 40)
Exhibit 99.1	- Certification Of Chief Executive Officer And Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002