Form 10-Q
period 2003-03-31
SCIENTIFIC TECHNOLOGIES INC
filed 2003-05-13
CIK 708250

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003 or

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    YES [X] NO [   ],

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of Act). Yes [  ]    NO [X]

Common stock outstanding as of April 30, 2003 was 9,685,274 shares.

SCIENTIFIC TECHNOLOGIES INCORPORATED
Quarter Ended March 31, 2003
INDEX

PART I. Financial Information	Page No.

Item 1. Financial Statements (unaudited):

Condensed Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002	**

Condensed Consolidated Statements of Operations for the Three Months ended March 31, 2003 and 2002	**

Condensed Consolidated Statements of Cash Flows for the Three Months ended March 31, 2003 and 2002	**

Notes to Condensed Consolidated Financial Statements	**

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	**

Item 3. Quantitative and Qualitative Disclosures About Market Risk	**

Item 4. Controls and Procedures	**

PART II. Other Information

Item 6. Exhibits and Reports on Form 8-K	**

Signatures	**

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

SCIENTIFIC TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEET
 (Unaudited, in thousands, except for per share data)

Assets	Mar. 31, 2003	Dec. 31, 2002
Current assets:
Cash and cash equivalents	$ 2,498	$ 2,620
Accounts and notes receivable, net	7,392	7,636
Inventories	9,724	8,719
Deferred income taxes	2,380	2,380
Receivable from Parent	415	384
Other current assets	455	527
Total current assets	22,864	22,266

Property and equipment, net	3,779	3,725
Goodwill and other intangible assets	11,279	11,593
Other assets	309	308
Total assets	$38,231	$37,892

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$ 2,989	$ 2,942
Accrued expenses	3,041	2,836
Current portion of capital lease with Parent	68	60
Total current liabilities	6,098	5,838

Capital lease with Parent	215	240
Deferred income taxes	2,064	2,064
Total liabilities	8,377	8,142

Shareholders' equity:

Common stock; $.001 par value; 100,000 shares authorized; 9,685 and 9,687 shares issued and outstanding	10	10
Capital in excess of par value	5,695	5,681
Retained earnings	24,149	24,059
Total shareholders' equity	29,854	29,750
Total liabilities and shareholders' equity	$38,231	$37,892

The accompanying notes are an integral part of these financial statements.

SCIENTIFIC TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
 (Unaudited, in thousands, except per share data)

	For the three months ended
	Mar. 31, 2003	Mar. 31, 2002
Sales	$12,959	$11,229
Cost of sales	7,413	6,375
Gross profit	5,546	4,854

Operating expenses:
Selling, general and administrative	4,084	3,773
Research and development	1,173	1,248
Amortization of intangible assets	165	169
Total operating expenses	5,422	5,190

Income (loss) from operations	124	(336)

Interest and other income, net	21	2

Income (loss) before income taxes	145	(334)

Provision for (benefit from) income taxes	55	(127)

Net income (loss)	$ 90	$ (207)

Net income (loss) per share:
Basic and diluted	$ 0.01	$ (0.02)

Shares used to compute net income per share: Basic Diluted	9,685 9,720	9,676 9,676

The accompanying notes are an integral part of these financial statements.

SCIENTIFIC TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
 (Unaudited, in thousands)

	For the three months ended
	Mar. 31, 2003	Mar. 31, 2002

Cash flows from operating activities
Net income (loss)	$ 90	$ (207)
Adjustments to reconcile net income (loss) to cash
provided by operating activities:
Depreciation and amortization	658	651
Changes in assets and liabilities
Accounts receivable	244	(719)
Inventories	(1,005)	18
Receivable from Parent	(31)	(411)
Other assets, current and non-current	71	(38)
Accounts payable	47	151
Accrued expenses	205	633
Cash flows provided by operating activities	279	78

Cash flows from investing activities
Purchase of property and equipment	(398)	(253)
Investment in affiliate	--	(100)
Cash flows used in investing activities	(398)	(353)

Cash flows from financing activities
Repayment of capital lease with Parent	(17)	--
Issuance of common stock	14	--

Cash flows used in financing activities	(3)	--

Change in cash and cash equivalents	(122)	(275)

Cash and cash equivalents at beginning of period	2,620	1,033
Cash and cash equivalents at end of period	$ 2,498	$ 758
Supplemental disclosure of cash flow information: Cash paid to (received from) Parent for income taxes	$ 55	$ (127)

The accompanying notes are an integral part of these financial statements.

SCIENTIFIC TECHNOLOGIES INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

1. INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements for the three months ended March 31, 2003 and 2002 are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States of America and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the financial position, results of operations and cash flows of Scientific Technologies Inc. (the "Company") and its subsidiaries for all periods presented.

To prepare these condensed consolidated financial statements in conformity with generally accepted accounting principles, management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period. Actual results could differ from those estimates.

The results of operations are not necessarily indicative of the results to be expected in the future or for the full fiscal year. It is recommended that these condensed consolidated financial statements be read in conjunction with the Company's audited consolidated financial statements and the notes thereto included in its 2002 Annual Report on Form 10-K.

STOCK-BASED COMPENSATION

Statement of Financial Accounting Standards ("SFAS") No. 148, issued in December 2002, amends SFAS No. 123 to require that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be presented on a quarterly basis and displayed more prominently and in a tabular format. The following table sets forth the effect on the Company's net income (loss) and net income (loss) per share as if the Company had recorded compensation costs based on the estimated grant date fair value as defined by SFAS No. 123 for all granted stock-based awards (in thousands, except per share amounts).

	Three Months Ended March 31,
	2003	2002
Net income (loss), as reported	$ 90	$(207)
Add: Stock-based employee compensation expense included in reported net income (loss)	-	-
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of tax	26	20
Pro forma net income (loss)	$ 64	$(227)
Net income (loss) per share - basic and diluted:
As reported	$ 0.01	$ (0.02)
Pro forma	$ 0.01	$ (0.02)

2. INVENTORIES

Inventories consist of the following (In thousands):

	Mar. 31, 2003	Dec. 31, 2002
Raw materials	$4,640	$4,501
Subassemblies	862	1,016
Work in process	1,772	1,043
Finished goods	2,450	2,159
	$9,724	$8,719

3. NET INCOME (LOSS) PER SHARE

A reconciliation of the numerators and denominators used to compute basic and diluted income (loss) per common share is provided below.

	(In thousands)
	Income	Shares	(Per share) Amount
Three months ended March 31, 2003
Basic earnings per share calculation	$ 90	9,685	$ 0.01
Effect of dilutive securities Stock options		35
Diluted earnings per share calculation	$ 90	9,720	$ 0.01
Three months ended March 31, 2002
Basic loss per share calculation	$ (207)	9,676	$ (0.02)

4. COMPREHENSIVE INCOME (LOSS)

For the three months ended March 31, 2003 and 2002, there is no significant difference between net income (loss) and comprehensive income (loss).

5. SEGMENT REPORTING AND OTHER INFORMATION

Financial information for each product group is as follows: (in thousands)

	Three months ended
	March 31,
Safety Products	2003	2002
Sales	$11,078	$ 9,433
Group operating profit	647	99

Automation Products
Sales	$ 1,881	$ 1,796
Group operating loss	(523)	(435)

	At
	Mar. 31	Dec. 31
Total Assets	2003	2002
Safety Products	$29,116	$28,646
Automation Products	9,115	9,246
Total	$38,231	$37,892

The Company operates principally in the United States. The Company's operations in Germany are less than 10% of total operations. Sales to foreign customers represented less than 10% of total sales in the three months ended March 31, 2003 and 2002.

6. COMMITMENT AND CONTINGENCIES

The Company offers warranties on certain products and records a liability for the estimated future costs associated with warranty claims, which is based upon historical experience and the Company's estimate of the level of future costs. A reconciliation of the changes in the Company's warranty liability follows (in thousands):

Warranty accrual at January 1, 2003 Accruals for warranties issued Expenses incurred Warranty accrual at March 31, 2003	$ 241 56 (56) $ 241

As permitted under Oregon law the Company has agreements whereby the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was serving at the Company's request in such capacity. The indemnification term is for the period that the officer or director is serving in such capacity or is subject to any possible claim or action by reason of the fact that the Indemnitee was serving in that capacity. The maximum potential amount of future payments by the Company could be unlimited; however the Company has a director and officer insurance policy that limits the Company's exposure and enables the Company to recover a portion of any future amounts paid. As a result of the insurance policy coverage, the Company believes that the estimated fair value of these agreements is minimal.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This interim report on Form 10-Q contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. Such statements include expectations, beliefs, intentions or strategies regarding future operating results, future expenditures, future cash requirements, future impact of the relocation of the PSI-Tronix division and future industry conditions that involve risks and uncertainties. The Company's actual results could differ materially from those projected in such forward-looking statements as a result of many factors, including, without limitation, those set forth under this section, the section entitled "Business Factors" below and elsewhere in this report on Form 10-Q.

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

Sales for the three months ended March 31, 2003 increased 15% to $12,959 from $11,229 in the comparable period in 2002. During the first quarter of 2003, we experienced an increase in shipments in both the Safety Products Group ("SPG") and Automation Products Group ("APG"). As a result of continuing sluggishness in the semiconductor markets our sales growth at APG was not as robust as SPG.

Gross margin as a percentage of sales for the first quarter of 2003 remained constant at 43% for the first quarters of 2003 and 2002.

Selling, general and administrative expenses for the three months ended March 31, 2003 increased 8% to $4,084 from $3,773 in the same period of 2002. This was a result of costs associated with the higher sales levels. We were able to keep our selling, general and administrative expense percentage increases in the first quarter of 2003 to almost 50% of the rate of sales increase. As a percent of sales for the three months ended March 31, 2003, selling, general and administrative expenses were 32% compared to 34% for the same period in 2002.

Research and development expenses for the first quarter of 2003 declined 6% to $1,173 from the $1,248 recorded in the first three months of 2002. This was primarily the result of lower consulting expenses in the first quarter of 2003 compared to the comparable 2002 period. As a percent of sales for the three months ended March 31, 2003, research and development expenses were 9% compared to 11% for the same period of 2002.

Our effective income tax rate for the three months ended March 31, 2003 was 38%. As a result of the loss sustained in the first quarter of 2001, we recorded an income tax benefit of 38%. Income taxes payable or receivable are calculated on a stand alone basis and are recorded as a payable to or receivable from our parent, who files a consolidated tax return which includes our accounts.

Intercompany transactions between our parent company and us include charges to our parent for management services provided by us, dividend payments to our parent and other cash transfers.

Liquidity and Capital Resources

At March 31, 2003, our working capital increased slightly to $16,752 compared to $16,428 reported at December 31, 2002.

Available bank borrowings were $6,100, all of which were unused at March 31, 2003. We believe that cash from operations, together with cash resources and available bank borrowings, will be sufficient to fund working capital requirements for the next twelve months.

Critical Accounting Policies

A discussion of our critical accounting policies is set forth in our 2002 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 3l, 2003. There were no material changes in any of our critical accounting estimates or judgments during the first quarter of 2003.

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

Item 4. CONTROLS AND PROCEDURES.

(a) Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of senior management, including the Company's officers performing the functions of Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon that evaluation, the Company's officers performing the functions of Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that the Company is required to disclose in reports filed under the Securities Exchange Act of 1934.

(b) There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out this evaluation.

PART II - OTHER INFORMATION

Items 1- 5 are not applicable for this reporting period.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following documents are filed as a part of this Report:

Exhibit 3.1 -	Articles of Incorporation, as amended, are incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 1988, Exhibit 3.1.
Exhibit 3.3 -	By-Laws are incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 1985, Exhibit 3.
Exhibit 4.1 -	1997 Employee Stock Purchase Plan is incorporated by reference to the Registrant's Registration Statement on Form S-8 dated October 2, 1998.
Exhibit 4.2 -	1997 Stock Plan is incorporated by reference to the Registrant's Registration Statement on Form S-8 dated October 2, 1998.
Exhibit 24.1 -	Power of Attorney is incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 2002, Exhibit 24.1.
Exhibit 99.1 -	Certification of Chief Executive and Chief Financial Officers

(b) No Reports on Form 8-K were filed during the first three months of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCIENTIFIC TECHNOLOGIES INCORPORATED Registrant
Date: May 12, 2003	/s/Joseph J. Lazzara Joseph J. Lazzara President and Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2003	/s/ Richard O. Faria Richard O. Faria Vice-President and Chief Financial Officer (Principal Financial Officer)

I, Joseph J. Lazzara, certify that:

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

Date: May 12, 2003

/s/ Joseph J. Lazzara
President and Chief Executive Officer

I, Richard O. Faria, certify that:

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

Date: May 12, 2003

/s/ Richard O. Faria
Vice President and Chief Financial Officer