Form 10-Q
period 2003-06-30
SCIENTIFIC TECHNOLOGIES INC
filed 2003-08-14
CIK 708250

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003 or

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

Common stock outstanding as of July 31, 2003 was 9,700,672 shares.

SCIENTIFIC TECHNOLOGIES INCORPORATED
Quarter Ended June 30, 2003
INDEX

PART I. Financial Information	Page No.

Item 1. Financial Statements (unaudited):

Condensed Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002	**

Condensed Consolidated Statements of Operations for the Three and Six Months ended June 30, 2003 and 2002	**

Condensed Consolidated Statements of Cash Flows for the Six Months ended June 30, 2003 and 2002	**

Notes to Condensed Consolidated Financial Statements	**

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	**

Item 3. Quantitative and Qualitative Disclosures About Market Risk	**

Item 4. Controls and Procedures	**

PART II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders	**

Item 6. Exhibits and Reports on Form 8-K	**

Signatures	**

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

SCIENTIFIC TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited, in thousands, except for per share data)

Assets	Jun. 30, 2003	Dec. 31, 2002
Current assets:
Cash and cash equivalents	$ 2,140	$ 2,620
Accounts receivable, net	7,864	7,636
Inventories	9,816	8,719
Deferred income taxes	2,380	2,380
Receivable from Parent	759	384
Other current assets	500	527
Total current assets	23,459	22,266

Property and equipment, net	3,999	3,725
Goodwill and other intangible assets	10,960	11,593
Other assets	308	308
Total assets	$38,726	$37,892

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$ 3,316	$ 2,942
Accrued expenses	2,952	2,836
Current portion of capital lease with Parent	68	60
Total current liabilities	6,336	5,838

Capital lease with Parent	198	240
Deferred income taxes	2,064	2,064
Total liabilities	8,598	8,142

Shareholders' equity:

Common stock; $.001 par value; 100,000 shares authorized; 9,701 and 9,687 shares issued and outstanding	10	10
Capital in excess of par value	5,761	5,681
Retained earnings	24,357	24,059
Total shareholders' equity	30,128	29,750
Total liabilities and shareholders' equity	$38,726	$37,892

The accompanying notes are an integral part of these financial statements.

SCIENTIFIC TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited, in thousands, except per share data)

	For the three months ended
	Jun. 30, 2003	Jun. 30, 2002

Sales	$14,273	$12,829

Cost of sales	8,127	7,223

Gross profit	6,146	5,606

Operating expenses:
Selling, general and administrative	4,504	3,952
Research and development	1,155	1,241
Amortization of intangible assets	170	190
Total operating expenses	5,829	5,383

Income from operations	317	223

Interest and other income, net	18	7

Income before income taxes	335	230

Provision for income taxes	127	87

Net income	$ 208	$ 143

Net income per share:
Basic and diluted	$ 0.02	$ 0.01

Shares used to compute net income per share: Basic Diluted	9,700 9,723	9,675 9,679

The accompanying notes are an integral part of these financial statements.

SCIENTIFIC TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited, in thousands, except per share data)

	For the six months ended
	Jun. 30, 2003	Jun. 30, 2002

Sales	$27,233	$24,058

Cost of sales	15,541	13,747

Gross profit	11,692	10,311

Operating expenses:
Selling, general and administrative	8,588	7,581
Research and development	2,328	2,490
Amortization of intangible assets	335	353
Total operating expenses	11,251	10,424

Income (loss) from operations	441	(113)

Interest and other income, net	39	9

Income (loss) before income taxes	480	(104)

Provision for (benefit from) income taxes	182	(40)

Net income (loss)	$ 298	$ (64)

Net income (loss) per share:
Basic and diluted	$ 0.03	$ (0.01)

Shares used to compute net income per share: Basic Diluted	9,695 9,729	9,672 9,672

The accompanying notes are an integral part of these financial statements.

SCIENTIFIC TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited, in thousands)

	For the six months ended
	Jun. 30, 2003	Jun. 30, 2002

Cash flows from operating activities
Net income (loss)	$ 298	$ (64)
Adjustments to reconcile net income (loss) to cash
provided by operating activities:
Depreciation and amortization	1,327	1,317
Changes in assets and liabilities:
Accounts receivable	(228)	(803)
Inventories	(1,097)	509
Receivable from Parent	(375)	--
Other assets, current and non-current	27	(486)
Accounts payable	374	150
Accrued expenses	116	400
Cash flows provided by operating activities	442	1,023

Cash flows from investing activities
Purchase of property and equipment	(968)	(794)
Cash flows used in investing activities	(968)	(794)
provided by
Cash flows from financing activities
Repayment of capital lease with Parent	(34)	--
Issuance of common stock	80	20
Cash flows provided by financing activities	46	20

Change in cash and cash equivalents	(480)	249

Cash and cash equivalents at beginning of period	2,620	1,033
Cash and cash equivalents at end of period	$ 2,140	$ 1,282

Supplemental disclosure of cash flow information:

Cash paid to (received from) Parent for income taxes	$ 182	$ (40)

The accompanying notes are an integral part of these financial statements.

SCIENTIFIC TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements for the three and six months ended June 30, 2003 and 2002 are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States of America and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the financial position, results of operations and cash flows of Scientific Technologies Inc. (the "Company") and its subsidiaries for all periods presented.

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

Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force, or EITF, reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company believes that the adoption of this standard will have no material impact on its financial statements.

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

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company believes that the adoption of this standard will have no material impact on its financial statements.

2. STOCK-BASED COMPENSATION

Statement of Financial Accounting Standards No. 148, issued in December 2002, amends SFAS No. 123 to require that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be presented on a quarterly basis and displayed more prominently and in a tabular format. The following table sets forth the effect on the Company's net income (loss) and net income (loss) per share as if the Company had recorded compensation costs based on the estimated grant date fair value as defined by SFAS No. 123 for its stock-based awards (in thousands, except per share amounts).

	Six Months Ended June 30,
	2003	2002

Net income (loss), as reported	$ 298	$ (64)
Add: Stock-based employee compensation expense included in reported net income (loss)	-	-
Deduct: Stock-based employee compensation expense determined under fair value based method, net of tax	45	41
Pro forma net income (loss)	$ 253	$(105)

Net income (loss) per share - basic and diluted:
As reported	$ 0.03	$ (0.01)
Pro forma	$ 0.03	$ (0.01)

3. INVENTORIES

Inventories consist of the following (In thousands):

	Jun. 30, 2003	Dec. 31, 2002
Raw materials	$4,852	$4,501
Subassemblies	1,101	1,016
Work in process	1,605	1,043
Finished goods	2,258	2,159
	$9,816	$8,719

4. NET INCOME (LOSS) PER SHARE

A reconciliation of the numerators and denominators used to compute basic and diluted net income (loss) per common share is provided below.

	(In thousands)
	Income (loss)	Shares	(Per share) Amount
Three months ended June 30, 2003
Basic earnings per share calculation	$ 208	9,700	$ 0.02
Effect of dilutive securities Stock options		23
Diluted earnings per share calculation	$ 208	9,723	$ 0.02
Three months ended June 30, 2002
Basic earnings per share calculation	$ 143)	9,675	$ 0.01
Effect of dilutive securities Stock options		4
Diluted earnings per share calculation	$ 143	9,679	$ 0.01
Six months ended June 30, 2003
Basic earnings per share calculation	$ 298	9,695	$ 0.03
Effect of dilutive securities Stock options		34
Diluted earnings per share calculation	$ 298	9,729	$ 0.03
Six months ended June 30, 2002
Basic and diluted loss per share calculation	$ (64)	9,672	$ (0.01)

5. COMPREHENSIVE INCOME (LOSS)

For the three and six months ended June 30, 2003 and 2002, there is no significant difference between net income (loss) and comprehensive income (loss).

6. SEGMENT REPORTING AND OTHER INFORMATION

Financial information for each product group is as follows: (in thousands)

	Three months ended
	June 30,
Safety Products	2003	2002
Sales	$11,853	$10,770
Group operating profit	793	512

Automation Products
Sales	$ 2,420	$ 2,059
Group operating loss	(476)	(289)

	Six months ended
	June 30,
Safety Products	2003	2002
Sales	$22,931	$20,203
Group operating profit	1,354	611

Automation Products
Sales	$ 4,302	$ 3,855
Group operating loss	(913)	(724)

	At
	Jun. 30	Dec. 31
Total Assets	2003	2002
Safety Products	$30,851	$28,646
Automation Products	7,875	9,246
Total	$ 38,726	$ 37,892

The Company operates principally in the United States. The Company's operations in Germany are less than 10% of total operations. Sales to foreign customers represented less than 10% of total sales in the three and six months ended June 30, 2003 and 2002.

7. COMMITMENT AND CONTINGENCIES

The Company offers warranties on certain products and records a liability for the estimated future costs associated with warranty claims, which is based upon historical experience and the Company's estimate of the level of future costs. A reconciliation of the changes in the Company's warranty liability follows (in thousands):

For the three months ended June 30, 2003
Warranty accrual at April 1, 2003	$241
Accruals for warranties issued	40
Expenses incurred	(53)
Warranty accrual at June 30, 2003	$228

For the six months ended June 30, 2003
Warranty accrual at January 1, 2003	$241
Accruals for warranties issued	96
Expenses incurred	(109)
Warranty accrual at June 30, 2003	$228

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

Sales for the three months ended June 30, 2003 increased 11% to $14,273 from $12,829 in the comparable period in 2002. Sales for the six months ended June 30, 2003 increased 13% to $27,233 from $24,058 in the same period in 2002. The Safety Products Group sales grew 10% and 14% for the three and six months ended June 30, 2003, while the Automation Products Group sales grew 18% and 12% % for the three and six months ended June 30, 2003, compared to the same periods in 2002.

Gross margin as a percentage of sales declined to 43% for the three months ended June 30, 2003 compared to 44% for the comparable period in 2002. Year to date gross margin remained constant at 43% of sales in both periods. During the second quarter of 2003 we experienced a change in the mix of products sold by both groups to products bearing a higher relative cost of sales. In addition, service revenue from our Dunn Sales operations, which carries a lower gross margin than our other products, represented a larger proportionate share of our total sales in 2003 compared to 2002.

Selling, general and administrative expenses for the three and six months ended June 30, 2003 increased 14% and 13% to $4,504 and $8,588 from $3,952 and $7,581 in the same periods of 2002. This was the result of increased costs associated with our increased revenue, costs related to the relocation and combining of our Tulare, California operations with our current facility in Logan, Utah and increased premiums on our business insurance. As a percentage of sales for the three and six month periods ended June 30, 2003, selling, general and administrative expenses were constant at 32% compared to 31% and 32% for the comparable 2002 periods, respectively.

Research and development expenses for the second quarter and the first six months of 2003 declined to $1,155 and $2,328 from $1,241 and $2,490 in the comparable 2002 periods, respectively. This was due primarily to reduced consulting expenses. As a percentage of sales for the three and six months ended June 30, 2003, research and development expenses were 8% and 9%, respectively, compared to 10% for the same periods of 2002.

Intercompany transactions between our parent company and us include charges to our parent for management services provided by us, other cash transfers and expenses paid on behalf of our parent.

Liquidity and Capital Resources

At June 30, 2003, our working capital increased 4% to $17,123 compared to $16,428 reported at December 31, 2002.

Available bank borrowings were $6,100, all of which were unused at June 30, 2003. We believe that cash from operations, together with cash resources and available bank borrowings, will be sufficient to fund working capital requirements for the next twelve months.

Critical Accounting Policies

A discussion of our critical accounting policies is set forth in our 2002 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 3l, 2003. There were no material changes in any of our critical accounting estimates or judgments during the first six months of 2003.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

For qualitative and quantitative disclosures about market risks affecting us, see Item 7A "Quantitative Disclosure About Market Risk" of our Annual Report on Form 10-K for the year ended December 31, 2002. Our exposure to market risk has not changed materially since December 31, 2002.

Item 4. CONTROLS AND PROCEDURES.

(a) As of the end of the period covered by this quarterly report on Form 10-Q, our management evaluated, under the supervision and with the participation of our officers performing the functions of Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based on this evaluation, our officers performing the functions of Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) There was no change in our internal control over financial reporting that occurred during the period covered by this quarterly report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Items 1 - 3, and 5 are not applicable for this reporting period.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of shareholders held on May 22, 2003, the shareholders re-elected the following to the Board of Directors, Anthony R. Lazzara: 9,503,440 shares for, Joseph J. Lazzara: 9,503,240 shares for, James A. Lazzara: 9,502,715 shares for, James A. Ashford: 9,528,070 shares for, Carl H. Frei: 9,539,339 shares for, Bernard L. Ploshay: 9,525,870 shares for and Richard S. Baldwinson: 9,539,339 shares for.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following documents are filed as a part of this Report:

Exhibit 3.1 -	Articles of Incorporation, as amended, are incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 1988, Exhibit 3.1.
Exhibit 3.3 -	By-Laws are incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 1985, Exhibit 3.
Exhibit 4.1 -	1997 Employee Stock Purchase Plan is incorporated by reference to the Registrant's Registration Statement on Form S-8 dated October 2, 1998.
Exhibit 4.2 -	1997 Stock Plan is incorporated by reference to the Registrant's Registration Statement on Form S-8 dated October 2, 1998.
Exhibit 24.1 -	Power of Attorney is incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 2002, Exhibit 24.1.
Exhibit 31	Section 302 Certification of Chief Executive and Chief Financial Officers
Exhibit 32	Section 906 Certification of Chief Executive and Chief Financial Officers

(b)    A Report on Form 8-K was filed on May 9, 2003 furnishing the First Quarter Earnings Release of Scientific Technologies Incorporated to the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCIENTIFIC TECHNOLOGIES INCORPORATED Registrant
Date: August 13, 2003	/s/Joseph J. Lazzara Joseph J. Lazzara President and Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2003	/s/ Richard O. Faria Richard O. Faria Vice-President and Chief Financial Officer (Principal Financial Officer)