Form 10-Q
period 2003-09-30
SCIENTIFIC TECHNOLOGIES INC
filed 2003-11-14
CIK 708250

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003 or

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

Common stock outstanding as of October 31, 2003 was 9,705,664 shares.

SCIENTIFIC TECHNOLOGIES INCORPORATED
Quarter Ended September 30, 2003
INDEX

PART I. Financial Information	Page No.

Item 1. Financial Statements (unaudited):

Condensed Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002	**

Condensed Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2003 and 2002	**

Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2003 and 2002	**

Notes to Condensed Consolidated Financial Statements	**

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	**

Item 3. Quantitative and Qualitative Disclosures About Market Risk	**

Item 4. Controls and Procedures	**

PART II. Other Information

Item 6. Exhibits and Reports on Form 8-K	**

Signatures	**

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

SCIENTIFIC TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited, in thousands, except for per share data)

Assets	Sep. 30, 2003	Dec. 31, 2002
Current assets:
Cash and cash equivalents	$ 1,857	$ 2,620
Accounts receivable, net	8,201	7,636
Inventories	8,807	8,719
Deferred income taxes	2,380	2,380
Receivable from Parent	1,524	384
Other current assets	353	527
Total current assets	23,122	22,266

Property and equipment, net	3,942	3,725
Goodwill and intangible assets	10,640	11,593
Other assets	309	308
Total assets	$38,013	$37,892

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$ 2,676	$ 2,942
Accrued expenses	3,127	2,836
Current portion of capital lease with Parent	68	60
Total current liabilities	5,871	5,838

Capital lease with Parent	181	240
Deferred income taxes	2,064	2,064
Total liabilities	8,116	8,142

Shareholders' equity:

Common stock; $.001 par value; 100,000 shares authorized; 9,706 and 9,687 shares issued and
outstanding	10	10
Additional paid-in capital	5,776	5,681
Retained earnings	24,111	24,059
Total shareholders' equity	29,897	29,750
Total liabilities and shareholders' equity	$38,013	$37,892

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCIENTIFIC TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited, in thousands, except per share data)

	For the three months ended
	Sep. 30, 2003	Sep. 30, 2002

Sales	$14,001	$13,034

Cost of sales	8,719	7,251

Gross profit	5,282	5,783

Operating expenses:
Selling, general and administrative	4,454	3,986
Research and development	1,066	1,058
Amortization of intangible assets	170	177
Total operating expenses	5,690	5,221

Income (loss) from operations	(408)	562

Interest and other income, net	11	(1)

Income (loss) before income taxes	(397)	561

Provision for (benefit from) income taxes	(151)	213

Net income (loss)	$ (246)	$ 348

Net income (loss) per share:
Basic and diluted	$ (0.03)	$ 0.04

Shares used to compute net income (loss) per share: Basic Diluted	9,705 9,705	9,671 9,672

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCIENTIFIC TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited, in thousands, except per share data)

	For the nine months ended
	Sep. 30, 2003	Sep. 30, 2002

Sales	$41,233	$37,092

Cost of sales	24,260	20,848

Gross profit	16,973	16,244

Operating expenses:
Selling, general and administrative	13,041	11,716
Research and development	3,394	3,548
Amortization of intangible assets	505	530
Total operating expenses	16,940	15,794

Income from operations	33	450

Interest and other income, net	50	8

Income before income taxes	83	458

Provision for income taxes	31	174

Net income	$ 52	$ 284

Net income per share:
Basic and diluted	$ 0.01	$ 0.03

Shares used to compute net income per share: Basic Diluted	9,699 9,766	9,673 9,675

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCIENTIFIC TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited, in thousands)

	For the nine months ended
	Sep. 30, 2003	Sep. 30, 2002

Cash flows from operating activities
Net income	$ 52	$ 284
Adjustments to reconcile net income to cash
Provided by operating activities:
Depreciation and amortization	2,010	1,977
Changes in assets and liabilities:
Accounts receivable	(565)	(853)
Inventories	(88)	783
Receivable from Parent	(1,140)	--
Other assets, current and non-current	173	(494)
Accounts payable	(266)	(93)
Accrued expenses	291	336
Cash flows provided by operating activities	467	1,940

Cash flows from investing activities
Purchase of property and equipment	(1,274)	(1,173)
Cash flows used in investing activities	(1,274)	(1,173)

Cash flows from financing activities
Repayment of capital lease with Parent	(51)	--
Issuance (repurchase) of common stock	95	(6)
Cash flows provided by financing activities	44	(6)

Change in cash and cash equivalents	(763)	761

Cash and cash equivalents at beginning of period	2,620	1,033
Cash and cash equivalents at end of period	$ 1,857	$ 1,794

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCIENTIFIC TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements as of September 30, 2003 and for the three and nine months ended September 30, 2003 and 2002 are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States of America and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the financial position, results of operations and cash flows of Scientific Technologies Inc. (the "Company") and its subsidiaries for all periods presented.

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

Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force, or EITF, reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company believes that the adoption of this standard will not have a material impact on its financial condition, results of operations or cash flows.

In January 2003, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 46 ("FIN No. 46") "Consolidation of Variable Interest Entities." Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns. The Company believes that the adoption of this standard will not have a material impact on its financial condition, results of operations or cash flows.

In May 2003, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company believes that the adoption of this standard will not have a material impact on its financial condition, results of operations or cash flows.

2. STOCK-BASED COMPENSATION

SFAS No. 148, issued in December 2002, amends SFAS No. 123 to require that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be presented on a quarterly basis and displayed more prominently and in a tabular format. The following table sets forth the effect on the Company's net income (loss) and net income (loss) per share as if the Company had recorded compensation costs based on the estimated grant date fair value as defined by SFAS No. 123 for its stock-based awards (in thousands, except per share amounts).

Three Months Ended September 30,

	2003	2002
Net income (loss), as reported	$ (246)	$ 348
Add: Stock-based employee compensation expense included in reported net income (loss)	-	-
Deduct: Stock-based employee compensation expense determined under fair value based method, net of tax	26	20
Pro forma net income (loss)	$ (272)	$ 328

Net income (loss) per share - basic and diluted:
As reported	$(0.03)	$ 0.04
Pro forma	$(0.03)	$ 0.03

Nine Months Ended September 30,
	2003	2002
Net income, as reported	$ 52	$ 284
Add: Stock-based employee compensation expense included in reported net income	-	-
Deduct: Stock-based employee compensation expense determined under fair value based method, net of tax	71	61
Pro forma net income (loss)	$ (19)	$ 223

Net income (loss) per share - basic and diluted:
As reported	$ 0.01	$ 0.03
Pro forma	$ (0.01)	$ 0.02

3. INVENTORIES

Inventories consist of the following (In thousands):

	Sep. 30, 2003	Dec. 31, 2002
Raw materials	$4,654	$4,501
Subassemblies	1,253	1,016
Work in process	776	1,043
Finished goods	2,124	2,159
	$8,807	$8,719

4. NET INCOME (LOSS) PER SHARE

A reconciliation of the numerators and denominators used to compute basic and diluted net income (loss) per common share is provided below.

	(In thousands)
	Income (loss)	Shares	(Per share) Amount
Three months ended September 30, 2003
Basic and dilutive loss per share calculation	$ (246)	9,705	$ (0.03)
Three months ended September 30, 2002
Basic earnings per share calculation	$ 348	9,671	$ 0.04
Effect of dilutive securities Stock options		1
Diluted earnings per share calculation	$ 348	9,672	$ 0.04
Nine months ended September 30, 2003
Basic earnings per share calculation	$ 52	9,699	$ 0.01
Effect of dilutive securities Stock options		67
Diluted earnings per share calculation	$ 52	9,766	$ 0.01
Nine months ended September 30, 2002
Basic earnings per share calculation	$ 284	9,673	$ 0.03
Effect of dilutive securities Stock options		2
Diluted earnings per share calculation	$ 284	9,675	$ 0.03

5. COMPREHENSIVE INCOME (LOSS)

For the three and nine months ended September 30 , 2003 and 2002, there are no significant differences between net income (loss) and comprehensive income (loss).

6. SEGMENT REPORTING AND OTHER INFORMATION

Financial information for each product group is as follows: (in thousands)

	Three months ended
	September 30,
Safety Products	2003	2002
Sales	$11,861	$10,984
Group operating profit	107	925

Automation Products
Sales	$ 2,140	$ 2,050
Group operating loss	(515)	(363)

	Nine months ended
	September 30,
Safety Products	2003	2002
Sales	$34,792	$31,178
Group operating profit	1,455	1,536

Automation Products
Sales	$ 6,441	$ 5,914
Group operating loss	(1,422)	(1,086)

	At
	Sep. 30	Dec. 31
Total Assets	2003	2002
Safety Products	$32,887	$28,646
Automation Products	5,126	9,246
Total	$38,013	$37,892

The Company operates principally in the United States. The Company's operations in Germany are less than 10% of total operations. Sales to foreign customers represented less than 15% of total sales in the three and nine months ended September 30, 2003 and 2002. We have experienced an increase in our international sales in the first nine months of 2003.

7. COMMITMENTS AND CONTINGENCIES

The Company offers warranties on certain products and records a liability for the estimated future costs associated with warranty claims, which is based upon historical experience and the Company's estimate of the level of future costs. A reconciliation of the changes in the Company's warranty liability follows (in thousands):

For the three months ended September 30, 2003

Warranty accrual at July 1, 2003	$228
Accruals for warranties issued	35
Expenses incurred	(41)
Warranty accrual at September 30, 2003	$222

For the nine months ended September 30, 2003
Warranty accrual at January 1, 2003	$241
Accruals for warranties issued	131
Expenses incurred	(150)
Warranty accrual at September 30, 2003	$222

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This interim report on Form 10-Q contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include expectations, beliefs, intentions or strategies regarding future operating results, future expenditures, future cash requirements and future industry conditions that involve risks and uncertainties. The Company's actual results could differ materially from those projected in such forward-looking statements as a result of many factors, including, without limitation, those set forth under this section, the section entitled "Business Factors" below and elsewhere in this report on Form 10-Q.

Results of Operations

(Amounts in thousands, except percentages)

Scientific Technologies Incorporated designs, manufactures and distributes automation safeguarding and specialty sensor products for the industrial control market. The Company's products include safety light guards, profiling scanners, factory automation sensors, machine safeguarding installation services, safety interlock switches, safety relays, safety edges, safety mats, ultrasonic sensors, level and flow controllers, pressure, displacement and velocity transducers, digital pressure gauges and comparators and other electronic equipment supplied to industrial automation, commercial and defense customers.

Sales for the three months ended September 30, 2003 increased 7% to $14,001 from $13,034 in the comparable period in 2002. Sales for the nine months ended September 30, 2003 increased 11% to $41,233 from $37,092 in the same period in 2002. The Safety Products Group sales grew 8% and 12% for the three and nine months ended September 30, 2003. These increases resulted from increased shipments of safety light curtains by the Optical Sensor Division, and higher project revenue from the Machine Services Division. The Automation Products Group sales grew 4% and 9% for the three and nine months ended September 30, 2003, compared to the same periods in 2002. This was the result of increased shipments of ultrasonic and level sensing products, offsetting lower pressure product sales.

Gross margin as a percentage of sales declined to 38% for the three months ended September 30, 2003 compared to 44% for the comparable period in 2002. Year to date gross margin declined to 41% compared to 44% of sales in the first nine months of 2002. Our third quarter and nine month gross margins were negatively impacted by cost overruns associated with certain projects at MSD, the write down of inventory as a result of the bankruptcy filing by a customer and costs relating to the discontinuance of a sensor product line. Also, during the second and third quarters of 2003 we experienced a change in the mix of products sold by both groups to products bearing a higher relative cost of sales. In addition, service revenue from our Machine Services Division (MSD), which carries a lower gross margin than our other divisions, represented a larger proportionate share of our total sales in 2003 compared to 2002.

Selling, general and administrative expenses for the three and nine months ended September 30, 2003 increased 12% and 13% to $4,454 and $13,211 from $3,986 and $11,716 in the same periods of 2002. This was the result of increased costs associated with our increased revenue, costs related to the relocation and combining of our Tulare, California operations with our current facility in Logan, Utah and increased premiums on our business insurance. As a percentage of sales for the three and nine month periods ended September 30, 2003, selling, general and administrative expenses were constant at 32% compared to 31% and 32% for the comparable 2002 periods, respectively.

Research and development expenses for the second quarter increased by 1% to $1,066 from $1,058 during the same 2002 period and declined 4% for the first nine months of 2003 to $3,394 from $3,548 in the comparable 2002 period. This decline was due primarily to reduced consulting expenses. As a percentage of sales for the three and nine months ended September 30, 2003, research and development expenses were constant at 8% compared to 8% and 10% for the same periods of 2002. We expect to continue our emphasis on new product development, and as such, these expenses may fluctuate in the future, depending on the timing of our development projects.

Intercompany transactions between our parent company and us include charges to our parent for management services provided by us, other cash transfers and expenses paid on behalf of our parent.

Liquidity and Capital Resources

At September 30, 2003, our working capital increased 5% to $17,251 compared to $16,428 reported at December 31, 2002, as a result of an increase in accounts receivable of $565, an increase in receivable from Parent of $1,140 and a decrease in accounts payable of $266, offset by a decrease in cash balances of $763 and an increase accrued expenses of $291. We have certain operating lease obligations expiring in 2005 through 2010. (See our Annual Report on Form 10-K for the year ended December 31, 2002). Purchases of property, plant and equipment increased by $101 in the nine months ended September 30, 2003 as compared to the same period in 2002.

Available bank borrowings were $6,100, all of which were unused at September 30, 2003. We believe that cash from operations, together with cash resources and available bank borrowings, will be sufficient to fund working capital requirements for the next twelve months.

Critical Accounting Policies

A discussion of our critical accounting policies is set forth in our 2002 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 3l, 2003. There were no material changes in any of our critical accounting estimates or judgments during the first nine months of 2003.

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

(b)    A Report on Form 8-K was filed on August 11, 2003 furnishing the Second Quarter Earnings Release of Scientific Technologies Incorporated to the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCIENTIFIC TECHNOLOGIES INCORPORATED Registrant
Date: November 14, 2003	/s/Joseph J. Lazzara Joseph J. Lazzara President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2003	/s/ Richard O. Faria Richard O. Faria Vice-President and Chief Financial Officer (Principal Financial Officer)