Form 10-K
period 2003-12-31
SCIENTIFIC TECHNOLOGIES INC
filed 2004-03-30
CIK 708250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

The aggregate market value of voting stock held by non-affiliates of the Registrant, based on the closing sales price of Common Stock on June 30, 2003 as reported by the NASDAQ Market System, was approximately $6,534,066. Such amount excludes shares held by registrant's current directors and officers and by each person who owns 5% or more of the outstanding Common Stock in that such persons may be deemed to be "affiliates" as that term is defined pursuant to the Rules and Regulations of the Securities Exchange Act of 1934. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant's Common Stock outstanding as of of March 3, 2004 was 9,711,153 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy statement to be filed with the Securities and ExchangeCommission in connection with the Company's 2004 Annual Annual Meeting of Shareholders ("the Proxy Statement") are incorporated by reference in Part III of this Form 10K.

SCIENTIFIC TECHNOLOGIES INCORPORATED

2003 ANNUAL REPORT ON FORM 10-K

INDEX

Part I.		Page
Item 1.	Business	**
Item 2.	Properties	**
Item 3.	Legal Proceedings	**
Item 4.	Submission of Matters to a Vote of Security Holders	**
Part II.
Item 5.	Market for the Registrant's Common Equity and Related Shareholder Matters	**
Item 6.	Selected Financial Data	**
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	**
Item 7a.	Quantitative and Qualitative Disclosures About Market Risks	**
Item 8.	Financial Statements and Supplementary Data	**
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	**
Item 9A.	Controls and Procedures	**
Part III.
Item 10.	Directors and Executive Officers of the Registrant	**
Item 11.	Executive Compensation	**
Item 12.	Security Ownership of Certain Beneficial Owners and Management	**
Item 13.	Certain Relationships and Related Transactions	**
Item 14.	Principal Accounting Fees and Services	**
Part IV.
Item 15.	Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K	**
Signatures		**
Exhibits Index		**

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

We are organized into two product groups, Safety Products and Automation Products, within two business segments. The two units maintain separate operating facilities, engineering and support organizations, which help provide more customer-centralized sales, product knowledge and application expertise directed at the unique needs of these focused markets. This organizational structure was initiated in 2000 to allow us to better target our products based on each group's area of specialization, customer-focused applications and products.

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

Our Products and Markets

1. Safety Products Group:

a. Safety Light Curtains. Our leading product group, which accounted for over 80% of our sales in 2003, 2002 and 2001, is a family of optical guarding products, also called presence sensing devices or safety light curtains, used to safeguard personnel in manufacturing environments against injury caused by robots and automated machinery. We offer several product variations, providing customers with a broad line of optical guarding solutions.

Safety light curtains consist of separate transmitter and receiver units. The transmitter emits a "curtain" of harmless infrared light beams in front of the hazard area. When one or more of the beams are blocked, this is detected by the received and the light curtain sends a stop signal to the guarded machine. Light curtains are extremely versatile and can guard areas that are more than 100 feet wide. By the use of mirrors, the light beams can be diverted around corners to surround multiple sides of a machine. Safety light curtains are available with different light beam spacings, which make them suitable for many applications. The spacing of the infrared light beams, and the optical design employed determine the resolution, or object detectability of the safety light curtain.

We manufacture and market a family of light guards called the MiniSafe, designed for inclusion in systems offered by original equipment manufacturers, or OEMs, and other end user applications. Depending on the model selected, MiniSafe light curtains are available in incremental sizes ranging from approximately 260 millimeters to 2,100 millimeters in coverage height. The operating distance, the distance between the transmitter and receiver, is up to 20 meters. These products are offered in various configurations with many features to meet a wide variety of machine guarding applications

Applications for safety light curtains are found in a variety of manufacturing environments. Our customers use safety light curtains to guard a wide variety of hazardous applications including automotive assembly lines, robot work cells, semiconductor production equipment, metal stamping and forming, food processing, aircraft manufacturing, photographic film production, tire manufacturing and home appliance production.

The MicroSafe MC4700 series light curtain was introduced in 2001. This product features an ultra-compact transmitter and receiver that offers protected heights from 100 millimeters to 1,798 millimeters. Superior response time and excellent resolution, allow the MC4700 to be mounted closer to the danger points of hazardous operation. The MC4700 includes individual beam indicators, adjustable mounting brackets, exact channel select, floating blanking, auxiliary outputs, restart interlocks, two digit display diagnostic, and a simple 3-box design. Designed for use in locations in which space is limited, the small size of the MicroSafe allows it to be integrated with the support framing used on many automated industrial machines.

The MegaSafe MG4600 series was introduced in 2001. A full featured product, the MG4600 Series is designed to meet the safeguarding requirements for robust applications, such as automotive manufacturing. The MG4600 is available in 20 millimeters, 30 millimeters and 50 millimeter resolution, provides protected heights from 435millimeters to 2,086 millimeters depending on system resolution, and offers a 20 meter sensing range. Control reliable circuitry eliminates the need for a separate controller, and patented individual beam indicators simplify alignment. Additional features include field-replaceable safety relays and weld shield, floating blanking to block up to two beams anywhere in the zone, and exact channel select to permanently block selected beams where machine parts will obstruct a portion of the zone.

The PA4600 Series Perimeter Access Guard is a long range, multi-beam system used for guarding the perimeters of robotic cells and large automated machinery. The PA4600 has an operating range of up to 70 meters. The simple "two-box" design eliminates the need for a separate controller, saving the customer installation time and expense. The PA4600 product corresponds to the requirements of ANSI/RIA 15.06, a robot safeguarding standard used in the US, and other international standards. The PA4600 was introduced to our customers in 2003.

During 2003, we also introduced the new MP2100 Protective Light Curtain, designed to provide a reliable, low cost guarding solution for equipment where the safety assessment indicates a low risk of injury. The MP2100 was designed primarily for international markets, where this type of product has been used in a variety of low risk applications.

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

Selected models of the safety light curtain products are certified by independent laboratories to comply with safety and electrical standards, including those standards required in the European Community. Products which pass the stringent European safety certifications carry the CE test mark.

b. Mechanical Safety Interlocks and Safety Relays. Safety interlock switches are utilized on hinged, sliding, or lift-off guards and barriers that are often installed with our safety light curtains. When the guard is opened, the power supply to the machine is disconnected. Safety relays are electromechanical devices which often serve as a safety interface between the mechanical safety interlocks and the machine's control system. The function and application of safety interlocks are complementary to our range of safety products. STI distributes these products under the STI brand by private label arrangements with several suppliers. STI has been distributing interlock switch products since 1993.

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

To complement the safety mats, STI also manufactures several safety mat controllers, the MC3, MC4 and MC6. These products offer selection of either an industry standard DIN enclosure (MC3) or a rugged industrial style metal enclosure (MC4) with auto selection input voltages. The MC6 Safety Mat Controller offers enhanced diagnostics and is capable of providing up to six individual mat zones. All controllers are third party certified and CE marked to international standards for safety mat systems.

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

We manufacture a family of high speed, microprocessor- based profiling scanners designed to provide an economical way to measure the physical size of various objects. The modular design of these scanners enables the user to select among various output and programming functions, including infrared beam spacings, size of the scanned area and single or multiple axes. Firmware is included with the product for a variety of scanning applications and may be simply customized to meet a customer's specific needs.

We also manufacture and sell the Vehicle Scanner Series of high speed, profiling scanners utilized in automated highway toll collection systems. These scanners are used for vehicle detection, separation and classification, providing imaging information to a host computer, which determines the appropriate toll to be charged in an automatic fare collection application. STI Vehicle Scanners have been selected or installed on a number of bridges and toll roads both in the United States and internationally. Domestic locations include the Triborough and Verrazano Narrows bridges in New York, a number of bridges in the San Francisco Bay Area, including the Golden Gate Bridge and the San Francisco-Oakland Bay Bridge, and toll roads in Pennsylvania, Colorado, Florida, Maine, New Jersey and Kansas. International locations include France, Belgium, Singapore and Brazil.

f. STI Machine Services Division. We acquired Dunn Sales, Inc. ("DSI"), a provider of safety and machine services, in June 2001. In 2003, we renamed this subsidiary as STI Machine Services Division ("MSD"). MSD is located in Anaheim, California, and provides safety services such as: safeguarding equipment installations, machine safety assessments, and the design and custom fabrication of guarding solutions. Furthermore, MSD specializes in machinery services including the repair, relocation, sales, installation and service of fabricating machinery. MSD serves customers in a variety of industries, including metal fabrication, aerospace, electronics, building materials, automotive and food processing.

g. Photoelectric and Fiberoptic Sensors. We manufacture and/or market a variety of photoelectric and fiberoptic sensors used for detecting the presence or absence of objects in a wide range of factory automation applications.

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

To cover this diversified industrial market, we market these products primarily to end-users and original equipment manufacturers through more than 575 worldwide distributor locations. STI Safety Product Group distributors are primarily in two categories, Automation Safety Partners ("ASP") and Automation Safety Distributors ("ASD"). We created the ASP program to meet the rising expectations of our customers and the demands required for STI to be a single source safety solution provider. In order to become an ASP, an organization must commit to a number of requirements, including an extensive training program for their STI product specialists, a newsletter program, demonstration equipment and safety seminars for their local customers. A smaller number of distributors that do not meet the requirements of the ASP program are classified as ASDs and have a reduced discount structure for the purchase of STI products.

2. Automation Products Group:

a. Level and Flow Sensors. We manufacture and market a variety of level sensing products to meet the diverse and demanding applications of our customers. To complement our product offering, we market a variety of level and flow sensing products imported from several manufacturers in Japan. The principal provider of these products is Nohken, a leading level control manufacturer in Japan. We are the US distributor of the Nohken products. These products provide point level detection of solids, liquids and solids/liquids, as well as contiguous measurement of continuous flow of solids and liquids, in a wide variety of environments.

b. Non-contact Ultrasonic Sensors and Controllers. We produce over 75 types of ultrasonic sensors and controller systems as well as specialty products. These products fall into two categories: sensor/controller systems, which are used for monitoring, displaying or controlling level in tanks or bins, open channel flow, tank volume, obstacle avoidance and product dimensioning; and self-contained sensor systems, in which all electronics are located within the sensor, requiring no separate controller or transmitting unit. These products are used for linear position measurements in industrial and level applications, as well as dimensioning and sorting, measurement of roll diameter, loop control, monitoring liquids and bulk solids and level gauging.

c. Pressure Transducers, Digital Pressure Gauges, Displacement and Velocity Transducers, and Pressure Comparators. These products are used in a variety of factory automation, aerospace, medical, semiconductor, oil and gas markets and applications. During 2003, we consolidated the engineering, manufacturing, administration and sales operations of these products into our facility in Logan Utah. A small assembly operation remains in Tulare, California and will be relocated to Logan at a later date.

d. Control Components, Power Monitoring and Defense Electronics. We manufacture and market a variety of sensors and relays for commercial and defense customers. Such products include custom magnetic components, current sensors, RPM sensors, voltage sensors, current monitors, time delay relays, flashers, phase sequence relays and indicators, DC to DC converters, and isolation transformers. We market and sell these products directly to end customers or specialty resellers.

We are qualified as a supplier of a variety of military-specified sensors and controls. Many of these products are selected for use on military and general aviation aircraft and ground support systems. Products are sold to original equipment manufacturers, government agencies and end users.

Our mission to provide tailored solutions for measurement applications is reflected in the structure, operations, and channels to market of our Automation Products Group. A traditional geography-based sales channel, utilizing independent representative sales organizations was established in 2003, for this business unit. The current market focus includes semiconductor manufacturing, aerospace industries, hydraulic equipment OEMs, petro-chemical, and water/waste-water management. In order to satisfy another important step in maximizing resource utilization in our Automation Products Group, we focus our product development efforts in custom and modified products for specific volume OEM customers. This is in sharp contrast to a more traditional, capital intensive effort to cover every possible product range.

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

We also derive revenue from the distribution of products from third party manufacturers, including revenues pursuant to our relationship with EJA Limited, a subsidiary of Rockwell International and Nohken (See Business - Our Products and Markets - Automation Products Group - Level and Flow Sensors), and others. In the event such arrangements are terminated or third party products otherwise become unavailable, our results of operations could be adversely affected.

Research and development

In order to meet the changing needs of our customers, we engage in research and development both to introduce new products and to improve existing products. In addition, we modify products as necessary to meet original equipment manufacturers' requirements. At December 31, 2003, there were approximately 29 employees engaged in research and development activities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results - Technological Change and New Product Development."

In 2003, 2002, and 2001, we spent $4,355,000, $4,653,000, and $5,429,000, respectively, on engineering, research and development. In addition to new products and enhancements to existing products, our research and development efforts are directed towards qualifying our light curtains, scanners and sensors for sale in foreign countries and qualifying products that we import for sale in the U.S. We anticipate that the level of research and development expenditures in 2004 to be consistent with 2003.

Patents and trademarks

We hold nineteen US patents and nine US registered trademarks. In addition, we have been licensed by our parent company to use three patents for its products and eight US registered trademarks, including the use of its logo "STI". Scientific Technology, Scientific Technologies, Datricon, STI, the STI logo, OptoSwitch, OptoData, OptoSafe and Fiberlens, are registered trademarks of our parent company. Aegis, BeamSafe, DuoSafe, FlexSafe, FastScan, SpectraData, PartScan, QuadSafe, MegaSafe, MicroSafe, MiniProtect, MiniSafe OptoFence, OptoShield, TouchStart, and ValuScan are trademarks of the Company. This Annual Report on Form 10-K also refers to trademarks and service marks of other companies and entities.

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

Our competitors include, among others, Banner Engineering, Cutler Hammer, Danaher Controls, Eaton Corporation, Honeywell, Keyence, Link Controls, Omron, Rockwell Automation and Sick Optic-Electronic, Inc. Competitors of the control components power monitoring and defense product lines include several of the above-mentioned firms and also Hi-G, Logitek, SCI Systems, Inc., Technitrol, and Xentek. Certain of our suppliers, including Rockwell/EJA, also compete with us. In addition, we face indirect competition from present and potential end users who from time to time evaluate the "make or buy" decision of whether to manufacture their own components or purchase them from outside sources.

Competition is based primarily upon product quality, performance and price. We believe that we generally compete favorably with respect to these factors. To maintain our competitive position, we will continue to devote substantial resources to the development of new products and improvements to current products. See "Business - Research and Development."

Foreign operations

We have no foreign manufacturing operations. STI Scientific Technologies GmbH, a wholly owned German subsidiary, was established in 1995 as our European sales office. Our products are also sold in foreign countries by distributors and independent sales representatives. Foreign sales represented 12% of sales in 2003 and less than 10% of sales in each of 2002 and 2001. The Company's sales by geographic location of customers in 2003 were: North America - $53,356,000, Europe - $1,093,000 and Asia - $1,045,000. Foreign sales represented less than 10% of sales in each of 2002 and 2001.

Customers

No customer represented more than 10% of sales in 2003, 2002 or 2001. Aggregate sales to both government agencies and government contractors represented less than 5% of sales in 2003, 2002 and 2001.

Costs and effects of compliance with environmental laws

Compliance with environmental protection laws or similar ordinances is not expected to have any material affect on our business.

Employees

At December 31, 2003, we employed approximately 369 full time employees. Included in this total were the common manufacturing, support and administrative staff that we share with our parent and its other subsidiaries at the Dumbarton Circle facility in Fremont, California.

None of the employees are represented by unions, and there has never been a disruption of operations due to a labor dispute.

Many of our employees are skilled in technical and engineering disciplines and our future success will depend, in part, upon our ability to attract and retain such employees. We believe that relations with our employees are good.

Item 2. PROPERTIES

We own no real estate and all of the following buildings are leased. Our manufacturing operations, corporate headquarters, administrative, engineering and sales offices are located in a 95,000 square foot facility in Fremont, California, a small portion is occupied by our parent. The facility is owned by an affiliate of our parent.

The Automation Products Group (APG) is located in a 25,000 square foot building in Logan, Utah. This facility is owned by our parent. APG also leases a 25,000 square foot facility in Tulare, California, of which 20% is currently utilized. The operations that were located in the unused portion of this building were consolidated to Logan, Utah in 2003. The remaining Tulare operations will be relocated in 2005, as the current lease expires.

STI Machine Services is located in an 8,585 square foot facility in Anaheim, California.

STI GmbH is located in a 2,500 square foot facility in Freiburg, Germany.

We are currently assessing our needs for additional space for our Logan, Utah operations, otherwise, we believe that our current facilities are suitable to meet our operating needs.

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

Price of Common Stock

2003	High	Low	2002	High	Low
1st Quarter	$5.99	$3.36	1st Quarter	$4.90	$3.65
2nd Quarter	5.98	3.83	2nd Quarter	4.75	3.10
3rd Quarter	5.15	4.05	3rd Quarter	4.45	2.25
4th Quarter	5.00	4.01	4th Quarter	6.55	3.90

The closing sales price of our Common Stock on March 19, 2004 was $5.50 per share.

Holders

There were 756 shareholders of record on March 19, 2004.

Dividends

In 2001, regular annual dividends of $.0525 per share were paid on April 2 and July 5. No dividends were paid in 2002 or 2003.

Equity Compensation Plan

Please see Item 12 of this Annual Report on Form 10-K for disclosure relating to our equity compensation plans. Such information is incorporated by reference to our 2003 proxy statement.

Item 6. SELECTED FINANCIAL DATA

i) FIVE YEAR CONSOLIDATED FINANCIAL DATA
Year Ended December 31, (In thousands except per share data)
Statement of operations data	2003	2002	2001	2000	1999
Net sales	$55,494	$51,207	$49,053	$60,146	$49,925
Income (loss) from operations	497	744	(2,474)	8,745	6,834
Net income (loss)	428	472	(1,425)	5,631	4,505
Basic income (loss) per common share	$ .04	$ .05	$ (.15)	$ .58	$ .47
Diluted income (loss) per common share	$ .04	$ .05	$ (.15)	$ .58	$ .47

	December 31,
Balance sheet data
Cash and cash equivalents	$ 2,312	$ 2,620	$ 1,033	$ 4,048	$ 3,362
Total assets	37,680	37,892	34,200	37,028	32,536
Shareholders' equity	30,288	29,750	29,234	31,591	27,849
Dividends declared per share	--	--	$ .11	$ .20	$ .19

ii) QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)

(In thousands, except per share data)

2003	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Sales	$12,959	$14,273	$14,001	$14,260
Gross profit	5,546	6,146	5,282	6,058
Net income (loss)	90	208	(246)	376
Basic net income (loss) per common share	$ .01	$ .02	$ (.03)	$ .04
Diluted net income (loss) per common share	$ .01	$ .02	$ (.03)	$ .04

2002	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Sales	$ 11,229	$12,829	$13,034	$14,115
Gross profit	4,854	5,606	5,783	5,964
Net income (loss)	(207)	143	348	188
Basic net income (loss) per common share	$ (.02)	$ .01	$ .04	$ .02
Diluted net income (loss) per common share	$ (.02)	$ .01	$ .04	$ .02

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

Results of Operations

Sales

The Company is organized into two product groups - the Safety Products Group ("SPG") and the Automation Products Group ("APG"). Group sales for the years ended December 31, 2003, 2002 and 2001 were:

	2003	%	2002	%	2001	%
SPG	$46,708	84%	$43,493	85%	$40,085	82%
APG	$ 8,786	16%	$ 7,714	15%	$ 8,968	18%

Sales in 2003 increased 8% to $55.5 million from $51.2 million in 2002. Sales by SPG increased $3.2 million or 7% from 2002 to 2003, as a result increases of 6% in shipments of safety light curtains, 11% in shipments of profiling scanner products, 4% in interlock and relay shipments and 8% in safety mat sales. In addition, SPG's Machine Services Division ("MSD") recorded a 30% increase in revenue. Sales by APG grew $1.1 million or 14% due to increases of 27%, 8% and 5% in shipments of level products, control components and pressure products, respectively.

Sales in 2002 increased 4% to $51.2 million from $49.1 million in 2001. Sales by SPG increased 9% from 2001 to 2002. This was the result of increased unit sales at the Optical Sensor Division as well as the full year effect of sales by MSD, which was acquired in June 2001. Shipments of safety light curtains, profiling scanners and safety mats grew by 7%, 2%, and 3%, respectively, offsetting a 9% decline in sales of interlocks and relays. The full year effect of sales by MSD accounted for approximately one third of the 9% growth in sales by SPG. During 2002, APG continued to be negatively impacted by economic conditions in the semiconductor industry and as a result, reported a 14% decline in its sales, primarily in the pressure sensing product line.

The table below summarizes operating costs and expenses as a percentage of sales for the most recent three years.

	2003	2002	2001
Sales	100%	100%	100%
Gross margin	42	43	40
Operating expenses:
Selling, general and administrative	32	31	33
Research and development	8	9	11
Amortization of intangibles	1	1	1
Total operating expenses	41	41	45
Income (loss) from operations	1	2	(5)
Interest and other income, net	--	--	--
Income (loss) before taxes	1	2	(5)
Provision (benefit) for income taxes	--	1	(2)
Net income (loss)	1%	1%	(3)%

Gross profit

2003 = $23.0 million

2002 = $22.2 million

2001 = $19.7 million

Increase in 2003 = 4%

Increase in 2002 = 13%

Our gross margin was 42% of sales in 2003 compared to 43% of sales in 2002, as a result of a shift in the mix of products sold to those bearing a higher relative cost. Our gross profit in 2003 increased 4% over 2002, due to the increased sales. This trend was reflected in the results recorded by both SPG and APG. Our gross margin was 43% of sales in 2002 and 40% of sales in 2001 as we sold more higher margin products at the Safety Products Division. As a result of the higher level of shipments in 2002, our gross profit increased 13% over 2001.

Selling, general and administrative expenses

2003 = $17.5 million
2002 = $16.1 million
2001 = $16.1 million
Increase in 2003 = 9%
Change in 2002 = 0%

Selling general and administrative expenses increased $1.4 million or 9% in 2003 compared to 2002. This was primarily the result of higher marketing and selling costs associated with the expanded revenue. In addition, APG recorded $300,000 in expenses relating to the consolidation of the bulk of our Tulare, California operations into our Logan, Utah facility. This consolidation was essentially completed in 2003, with the exception of one small operation, which we expect to relocate in 2005.

During 2002, as a result of the cost reduction measures initiated in 2001 and continued in 2002, we were able to keep our 2002 selling, general and administrative expenses at 2001 levels in absolute dollars in spite of a 4% increase in sales. Selling, general and administrative expenses were 32% and 31% of sales in 2003 and 2002 compared to 33% of sales in 2001.

Research and development expenses

2003 = $4.4 million
2002 = $4.7 million
2001 = $5.4 million
Decrease in 2003 = 6%
Decrease in 2002 = 13%

Product creation, development and enhancement have always been and continue to be an important factor in our long-term success. Investments in this area enable us to serve the factory automation market with increasingly sophisticated sensors and manufacturing control products. As a result of the above mentioned cost reduction measures and a lowering of our reliance on outside contractors, we were able to reduce our research and development expenditures by 6% from 2002 to 2003 and 14% from 2001 to 2002. In 2003, 2002 and 2001, we introduced a number of new products and product enhancements. Consistent with our dedication to the development of new products, we anticipate that the level of research and development expenses will remain constant in 2004. To date, all product development costs have been expensed as incurred.

Income Taxes

Our effective income tax rate was 38% in 2003 and 2002. As a result of the losses sustained in 2001, we recorded an income tax benefit of 38% of the loss for the year. We expect that our effective tax rate for 2004 will be reasonably consistent with 2003 and 2002. See Notes 1 and 5 of Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

Our working capital needs have been met through funds generated from operating activities. During 2003, operating funds were provided by net income adjusted for depreciation and amortization and increased accrued expenses. These operating funds were used to offset increases in accounts receivable, receivable from Parent and inventories, to purchase fixed assets and to pay down our capital lease obligation. Working capital amounted to $17.5 million at December 31, 2003, a 5% increase from the $16.7 million at December 31, 2002. Our bank line of credit of $6.1 million was renewed in 2003 and extended to June 30, 2004. We have an option to convert up to $1.0 million of the credit line into a five-year term note. Secured by qualified receivables, fixed assets and inventories, borrowings under this credit line bear interest at the bank's prime rate. At December 31, 2003, none of the line of credit had been utilized.

We made certain capital expenditures during 2003, primarily for production, quality assurance, research and development equipment, information systems and software. Consistent with our historical operations and our current plans for growth, we plan to make additional capital expenditures during 2004, primarily for production, quality assurance and research and development equipment. While we had no formal commitments at December 31, 2003, it is anticipated that capital expenditures in 2004 will be in excess of $1.0 million, predicated on our profitability and cash resources.

We believe that cash flow from operations and available bank borrowings will be sufficient to meet anticipated working capital requirements through at least 2004. While we continue to evaluate financing alternatives from time to time, we have no current plans to raise additional outside capital. At December 31, 2003, future minimum payments under our leases due in the years 2004 and 2005 were approximately $1,265,000 and $1,083,000, and $230,000 each for the years 2006 through 2008.

Relationship with Parent

Intercompany transactions between us and our parent company include charges to our parent for management services provided by us, dividend payments to our parent and other cash transfers. Our parent files a consolidated tax return including our accounts. Our tax provision or benefit is calculated on a stand-alone basis. Our income taxes payable or receivable calculated on that basis are paid to or received from our parent.

Critical Accounting Policies

Revenue Recognition

Revenue from product sales to customers is recognized upon shipment when shipped FOB our plant or upon receipt by the customer when shipped FOB destination, if a signed purchase order exists, the price is fixed or determinable, collection of the resulting receivable is considered reasonably assured and product returns can be reasonably estimated. Subsequent to the sale of the products, we have no obligation to provide any modification or customization, upgrades, enhancements or postcontract customer support. Upon revenue recognition, we provide for the estimated costs that may be incurred for product warranties. We estimate sales returns and warranty costs based on historical experience and the best information we have at the time we report our financial statements. Actual results could differ from these estimates.

Installation and engineering service revenue is recognized when services are rendered, or when an identifiable portion of the contract is completed, no significant post-delivery obligations exist and collection of the resulting receivable is considered reasonably assured.

Inventories

We value our inventory at the lower of the actual cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our historical consumption and our estimated forecast of product demand and production requirements. Demand for our products can fluctuate significantly. In addition, our industry is characterized by technological change, new product development, and product obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand. Our estimates of future product demand may differ from actual results, in which case we may adjust the provision required for excess and obsolete inventory. In the future, if our inventory is determined to be overvalued, we would be required to recognize such costs in our cost of goods sold at the time of such determination. Likewise, if our inventory is determined to be undervalued, we may have over-reported our costs of goods sold in previous periods and would be required to recognize such additional operating income at the time of sale. Therefore, although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results.

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

Our operating results may fluctuate.

We have experienced fluctuations in annual and quarterly operating results and anticipate that these fluctuations will continue. These fluctuations are caused by a number of factors, including the level and timing of customer orders, fluctuations in complementary third party products with which our products are sold, the mix of products sold and the timing of operating expenditures. Our operating results are also negatively impacted by generally adverse economic conditions throughout the high technology sector. In particular, our pressure products continue to experience low sales volume due to the recent market conditions in the semiconductor industry.

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

We rely on a combination of patent, trademark, trade secret laws and contractual restrictions to establish and protect proprietary rights in our products and services. There can be no assurance that our patents, trademarks, or contractual arrangements or other steps taken by us to protect our intellectual property will prove sufficient to prevent misappropriation of our technology or defer independent third party development of similar technologies. Moreover, there can be no assurance that the technology licenses granted to us from our parent company will continue to be available. The loss of any of our proprietary technology could require us to obtain technology of lower quality or performance standards or at greater cost, which could materially adversely affect our business, results of operations and financial condition. Also, competitors may develop their own intellectual property or technologies, obtain their own patents, or challenge the validity of, or be able to design around, our patents. The laws of certain foreign countries may not protect our products, services or intellectual property rights to the same extent as do the laws of the United States.

We may initiate claims or litigation against other third parties for infringement of proprietary rights or to establish the validity of proprietary rights. Similarly, our competitors may initiate claims or litigation against us alleging infringement of their proprietary rights or improper use of their intellectual property. Litigation relating to intellectual property to which we may become a party is subject to numerous risks and uncertainties, including the risk of counterclaims or other litigation against us, and we may not be successful in any such litigation.

Our operations have been and may continue to be negatively impacted by uncertain global economic and political conditions

Our business may suffer as a result of general economic and political conditions in the U.S. and abroad. In 2002 and 2001, there was a rapid and severe downturn in the U.S. market and global economy. Whether that trend will continue is uncertain. This uncertainty has been compounded by recent terrorist activity, such as the attacks in the U.S. on September 11, 2001, and the recent military activity in Afghanistan, Iraq and the Middle East. Additional terrorist acts or acts of war could cause damage or disruption to us or to our suppliers and our customers. Fears of global recession, war, and terrorism may continue to have seriously detrimental effects on the U.S. and global economies. Such conditions could further dampen consumer confidence and cause our customers to slow or cease spending on our products. If these events continue, our operations may be negatively impacted.

We are dependent upon suppliers and outsourced manufacturing, several of which are located outside of the U.S. Disruption of our access to these supplies and services, or problems with the quality of supplies or services, could prevent us from filling customer orders and harm our business.

The principal components of our products are purchased from outside vendors. We generally buy components under purchase orders, do not have long-term agreements with our suppliers, and we generally do not maintain large inventories of components. Any termination of, or significant disruption of, our relationships with the suppliers of our product components may prevent us from filling customer orders in a timely manner which could result in customer dissatisfaction and lost sales.

We rely on third party manufacturers for subassembly of products and for final assembly, quality assurance, and testing of some of our products. These outsourcing arrangements and any future outsourcing arrangements involve numerous risks, including reduced control over product quality, delivery schedules, manufacturing yields, and costs.

Our ability to develop and market our products is dependent upon our retention of certain executive officers and other key personnel.

We are greatly dependent on the ability to retain key management and technical personnel, and our future success is highly dependent upon the personal efforts of our management and technical personnel. The loss of services of any one of them could have a material adverse effect on our business, financial condition, and results of operations. Our success will also be dependent in part upon our ability to attract, retain, and motivate highly skilled employees. We may need to offer additional compensation or incentives to attract and retain these and other employees.

If we are unable to successfully develop our international sales efforts, our results of operations may suffer.

We have to develop, integrate, and expand our international distribution networks in an effort to increase international sales of our products. We may not be successful in developing or expanding the international distribution network or in marketing and selling products in foreign markets. If the revenues generated by our international sales are not adequate to recover the expense of establishing, expanding, and maintaining an international distribution network, our business, financial condition, and results of operations could be materially adversely affected. If international sales become a more significant component of net sales, our business could become more vulnerable to the risks inherent in doing business internationally, including:

  Difficulties in managing foreign resellers;

  Longer payment cycles and problems in collecting accounts receivable;

  The effects of seasonal customer demand;

  Changes in regulatory requirements;

  Difficulties in meeting the requirements of different international product regulations;

  Risks relating to intellectual property rights;

  Increased expenses due to efforts to localize our product offerings;

  Export restrictions, tariffs and other trade barriers;

  Fluctuations in currency exchange rates; and

  Potentially adverse tax consequences and political instability.

The existence or occurrence of any one of these factors could have a material adverse effect on our business, financial condition, and results of operations.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Page
Report of Independent Auditors	**
Consolidated Balance Sheets - December 31, 2003 and 2002	**
Consolidated Statement of Operations - Years ended December 31, 2003, 2002 and 2001	**
Consolidated Statement of Cash Flows - Years ended December 31, 2003, 2002 and 2001	**
Consolidated Statement of Stockholders' Equity - Years ended December 31, 2003, 2002 and 2001	**
Notes to Consolidated Financial Statements	**

(2) Financial Statement Schedules

Financial Statement Schedules have been omitted because they are not required or applicable, or the information required to be set forth therein is included in the Financial Statements or notes thereto.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and
Shareholders of Scientific Technologies Incorporated

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of cash flows and of shareholders' equity present fairly, in all material respects, the financial position of Scientific Technologies Incorporated (a subsidiary of Scientific Technology Incorporated) and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

San Jose, California
March 15, 2004

Scientific Technologies Incorporated
Consolidated Balance Sheet
(In thousands, except per share data)

                                                              December 31,
                                                           ------------------
                                                             2003      2002
                                                           --------  --------
Assets
Current assets:
    Cash and cash equivalents............................ $  2,312  $  2,620
    Accounts receivable, net.............................    8,139     7,636
    Receivable from Parent...............................      838       384
    Inventories..........................................    9,281     8,719
    Deferred income taxes................................    2,015     2,380
    Other assets.........................................    1,034       835
                                                           --------  --------
          Total current assets...........................   23,619    22,574

Property and equipment, net..............................    3,740     3,725
Goodwill and other intangible assets, net................   10,321    11,593
                                                           --------  --------
          Total assets................................... $ 37,680  $ 37,892
                                                           ========  ========

Liabilities and Shareholders' Equity
Current liabilities
    Accounts payable..................................... $  2,758  $  2,942
    Accrued expenses.....................................    3,267     2,836
    Current portion of capital lease with Parent.........       68        60
                                                           --------  --------
          Total current liabilities......................    6,093     5,838

Capital lease with Parent................................      164       240
Deferred income taxes ...................................    1,134     2,064
                                                           --------  --------
          Total liabilities..............................    7,391     8,142

Commitments and contingencies (Note 9)

Shareholders' equity
    Common stock; $.001 par value; 100,000
       shares authorized; shares issued and
       outstanding - 9,711 and 9,687.....................       10        10
    Capital in excess of par value.......................    5,792     5,681
    Retained earnings....................................   24,487    24,059
                                                           --------  --------
          Total shareholders' equity.....................   30,289    29,750
                                                           --------  --------
          Total liabilities and shareholders' equity..... $ 37,680  $ 37,892
                                                           ========  ========

The accompanying notes are an integral part of these financial statements.

Scientific Technologies Incorporated
Consolidated Statement of Operations
(In thousands, except per share data)

                                                        Year Ended December 31,
                                                     ----------------------------
                                                       2003      2002      2001
                                                     --------  --------  --------
Sales.............................................. $ 55,494  $ 51,207  $ 49,053
Cost of goods sold.................................   32,462    29,000    29,329
                                                     --------  --------  --------
  Gross profit.....................................   23,032    22,207    19,724
                                                     --------  --------  --------

Operating expenses:
  Selling, general and administrative..............   17,504    16,110    16,111
  Research and development.........................    4,355     4,653     5,429
  Amortization of acquired intangibles.............      676       700       658
                                                     --------  --------  --------
   Total operating expenses........................   22,535    21,463    22,198
                                                     --------  --------  --------
Income (loss) from operations......................      497       744    (2,474)

Interest and other income, net.....................      193        17       176
                                                     --------  --------  --------

Income (loss) before income taxes..................      690       761    (2,298)
Provision (benefit) for income taxes...............      262       289      (873)
                                                     --------  --------  --------

Net income (loss).................................. $    428  $    472  $ (1,425)
                                                     ========  ========  ========

Basic and diluted net income (loss) per share...... $   0.04  $   0.05  $  (0.15)
                                                     ========  ========  ========

Shares used to compure net income (loss) per share.    9,734     9,698     9,659
                                                     ========  ========  ========

The accompanying notes are an integral part of these financial statements.

Scientific Technologies Incorporated
Consolidated Statement of Cash Flows
(In thousands)

                                                          Year Ended December 31,
                                                        -------------------------
                                                         2002     2002     2001
                                                        -------  -------  -------
Cash flows from operating activities:
  Net income (loss)................................... $   428  $   472  $(1,425)
  Adjustments to reconcile net income (loss) to
    cash provided by operating activities:
    Depreciation and amortization.....................   2,692    2,631    2,266
    Changes in assets and liabilities:
       Accounts receivable, net.......................    (503)  (1,182)   2,727
       Receivable from Parent.........................    (454)    (384)      --
       Inventories....................................    (562)     406      369
       Prepaid expenses and other assets..............    (199)    (254)    (170)
       Accounts payable...............................    (184)   1,056   (1,020)
       Deferred income taxes..........................    (565)    (167)    (209)
       Accrued expenses...............................     431      188      (25)
                                                        -------  -------  -------
Cash flows provided by operating activities...........   1,084    2,766    2,513
                                                        -------  -------  -------
Cash flows from investing activities:
   Purchases of property  and equipment...............  (1,435)  (1,223)  (1,010)
   Acquisition of Dunn Sales..........................      --       --   (3,992)
   Sale of short-term investments, net................      --       --      406
                                                        -------  -------  -------
Cash flows used in investing activities...............  (1,435)  (1,223)  (4,596)
                                                        -------  -------  -------

Cash flows from financing activities:
   Issuance of common stock, net......................     111       44       84
   Long-term debt.....................................     (68)      --       --
   Dividends..........................................      --       --   (1,016)
                                                        -------  -------  -------
Cash flows provided by (used in) financing activities.      43       44     (932)
                                                        -------  -------  -------
Change in cash and cash equivalents...................    (308)   1,587   (3,015)
Cash and cash equivalents at beginning of year........   2,620    1,033    4,048
                                                        -------  -------  -------
Cash and cash equivalents at end of year.............. $ 2,312  $ 2,620  $ 1,033
                                                        =======  =======  =======

Supplemental disclosure of cash flow information:
   Cash paid to (received from) Parent for
      income taxes.................................... $   262  $   289  $  (873)
                                                        =======  =======  =======

Supplemental disclosure of non-cash activities:
   Capital lease with Parent.......................... $   232  $   300  $    --
                                                        =======  =======  =======

   Deferred tax liability related to acquisition of
      Dunn Sales...................................... $    --  $ 1,500  $    --
                                                        =======  =======  =======

The accompanying notes are an integral part of these financial statements.

Scientific Technologies Incorporated
Consolidated Statement of Changes in Shareholders' Equity
(In thousands)

                                      Common Stock
                                ---------------------------
                                                   Capital
                                                  in Excess
                                           Par     of Par    Retained
                                Shares    Value     Value    Earnings    Total
                                -------  -------  ---------  ---------  --------
Balances December 31, 2000.....  9,650  $    10  $   5,553  $  26,028  $ 31,591
   Issuance of common stock....     33       --        116         --       116
   Repurchase of common stock..     (7)      --        (32)        --       (32)
   Net loss for the year.......     --       --         --     (1,425)   (1,425)
   Dividends paid..............     --       --         --     (1,016)   (1,016)
                                -------  -------  ---------  ---------  --------
Balances December 31, 2001.....  9,676       10      5,637     23,587    29,234
   Issuance of common stock....     22       --         69         --        69
   Repurchase of common stock..    (11)      --        (25)        --       (25)
   Net income for the year.....     --       --         --        472       472
                                -------  -------  ---------  ---------  --------
Balances December 31, 2002.....  9,687       10      5,681     24,059    29,750
   Issuance of common stock....     24       --        111         --       111
   Net income for the year.....     --       --         --        428       428
                                -------  -------  ---------  ---------  --------
Balances December 31, 2003.....  9,711  $    10  $   5,792  $  24,487  $ 30,289
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

Cash and Cash Equivalents and Short-Term Investments

The Company invests primarily in money market accounts held at financial institutions and considers all highly liquid investments with a maturity of less than 90 days when purchased to be cash equivalents. Accordingly, these investments are subject to minimal credit and market risk.

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

Revenue Recognition

Revenue from product sales to customers is recognized upon shipment when shipped FOB shipping point or upon receipt by the customer when shipped FOB destination, if a signed purchase order exists, the price is fixed or determinable, collection of the resulting receivable is considered reasonably assured and product returns can be reasonably estimated. Subsequent to the sale of the products, we have no obligation to provide any modification or customization, upgrades, enhancements or postcontract customer support. Upon revenue recognition, we provide for the estimated costs that may be incurred for product warranties. We estimate sales returns and warranty costs based on historical experience and the best information we have at the time we report our financial statements. Actual results could differ from these estimates.

Installation and engineering service revenue is recognized when services are rendered, or when an identifiable portion of the contract is completed, no significant post-delivery obligations exist and collection of the resulting receivable is considered reasonably assured.

Shipping and Handling

All amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenues earned for the goods provided and are classified as revenue. Costs incurred for shipping and handling are included in cost of sales.

Research and Development

Research and development costs are expensed as incurred.

Advertising Costs

Advertising costs are recorded as expenses when incurred. Advertising costs for the years ended December 31, 2003, 2002 and 2001 were $548,000, $590,000 and $609,000.

Stock-based compensation

The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, or APB No. 25, "Accounting for Stock Issued to Employees." Under APB No. 25, compensation cost is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the exercise price of the option granted. Compensation cost for stock options, if any, is recognized ratably over the vesting period. The Company provides additional pro forma disclosures as required under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure".

SFAS No. 148, issued in December 2003 amends SFAS No. 123 in December 2003 to require that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. The following table sets forth the effect on the Company's net income (loss) and net income (loss) per share as if the Company had recorded compensation costs based on the estimated grant date fair value as defined by SFAS No. 123 for all granted stock-based awards (in thousands, except per share amounts).

	Years Ended December 31,
	2003	2002	2001

Net income (loss), as reported	$ 428	$ 472	$(1,425)

Add: Stock-based employee compensation expense included in reported net income (loss)	-	-	-
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	90	81	205
Pro forma net income (loss)	$ 338	$ 391	$(1,630)

Net income (loss) per share - basic and diluted:
As reported	$ 0.04	$ 0.05	$(0.15)
Pro forma	$ 0.03	$ 0.04	$(0.17)

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

Reclassifications

The Company has reclassified certain prior years' information to conform to the current year's financial statements.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, or FIN 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. The Company believes that the adoption of this standard will not have material impact on its financial position, results of operations or cash flows.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting of derivative instruments and hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 amends SFAS No. 133 for decisions made: (a) as part of the Derivatives Implementation Group process that require amendment to SFAS No. 133; (b) in connection with other FASB projects dealing with financial instruments; and (c) in connection with the implementation issues raised related to the application of the definition of a derivative. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for designated hedging relationships after June 30, 2003. The Company adopted SFAS No. 149 during 2003. The adoption of SFAS No. 149 did not have a material impact on the Company's financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and further requires that an issuer classify as a liability (or an asset in some circumstances) financial instruments that fall within its scope because that financial instrument embodies an obligation of the issuer. Many of these instruments were previously classified as equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS No. 150 during 2003. The adoption of this standard did not have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 2 - RELATED PARTY TRANSACTIONS

In 2003, the Company provided certain management services to the Parent. Costs of these services were allocated to the Parent based upon the amount of time employees spent providing these services. The amount charged to the Parent for 2003 was $353,000. In 2002 and 2001, the Parent provided certain management, marketing and sales services to the Company. The costs of these services were allocated to the Company based on the percentage of the Company's sales to total sales of the Parent and its subsidiaries. The amounts allocated to the Company for 2002 and 2001 were $806,000, and $1,005,000, respectively.

The Company leases a 95,000 square foot facility owned by an affiliate of the Parent. The Company also leases another 25,000 square feet in another facility owned by the Parent. The lease terms are for ten years. Overhead costs are allocated primarily on the basis of square footage utilized.

The Company utilizes a receivable from/payable to Parent account to record activity including cash received, cash disbursed and amounts owed to and receivable from the Parent for allocated charges and dividends. The net effect of transactions with the Parent resulted in a receivable from Parent of $838,000 at December 31, 2003 and $384,000 at December 31, 2002. In addition, the Company is party to a capital lease of $232,000 at December 31, 2003 under which the Parent is the lessor. At December 31, 2003, future minimum payments under this lease due in the years 2004 through 2006 were approximately $68,000 each and $28,000 in 2007.

NOTE 3 - ACQUISITION

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
                                      ==========

NOTE 4 - BALANCE SHEET DATA

                                                      December 31,
                                                  ----------------------
                                                     2002        2001
                                                  ----------  ----------
                                                     (In thousands)

Accounts receivable:

     Accounts receivable........................ $    8,642  $    8,181
     Less: allowance for doubtful accounts......       (503)       (545)
                                                  ----------  ----------
                                                 $    8,139  $    7,636
                                                  ==========  ==========

Allowance for doubtful accounts:

     Balance at beginning of year............... $      545  $      661
     Addition...................................         80         409
     Utilized...................................       (122)       (525)
                                                  ----------  ----------
     Balance at end of year..................... $      503  $      545
                                                  ==========  ==========
Inventories:

     Finished goods............................. $    2,453  $    2,159
     Work in process............................      1,225       1,043
     Subassemblies..............................        911       1,016
     Raw materials..............................      4,692       4,501
                                                  ----------  ----------
                                                 $    9,281  $    8,719
                                                  ==========  ==========

Property and equipment:

     Equipment.................................. $   10,979  $    9,995
     Furniture and fixtures.....................      1,923       1,686
     Leasehold improvements.....................        737         523
                                                  ----------  ----------
                                                     13,639      12,204
     Less: accumulated depreciation.............     (9,899)     (7,144)
                                                  ----------  ----------
                                                 $    3,740  $    5,060
                                                  ==========  ==========

Accrued expenses:

     Accrued compensation....................... $    1,797  $    1,610
     Accrued commissions........................        192         194
     Warranty reserve...........................        221         241
     Accrued income tax.........................        227         227
     Stock rotation reserve.....................        231         105
     Price allowance reserve....................        154          70
     Other......................................        445         389
                                                  ----------  ----------
                                                 $    3,267  $    2,836
                                                  ==========  ==========

Goodwill and other intangible assets:

		December 31, 2003		December 31, 2002
	Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Technology	15	$ 7,146	(1,730)	$ 7,146	(1,252)
Customer relationships	7	3,476	(1,686)	3,476	(1,152)
Tradename	5	710	(296)	710	(156)
Product lines	12	1,596	(395)	1,596	(275)
Covenant not to compete	2	50	(50)	50	(50)
Total amortized intangible assets		12,978	$(4,157)	12,978	$(2,885)
Goodwill		1,500		1,500
Total		$14,478		$14,478

The Company incurred amortization expense of $1,272,000 and $1,296,000 in 2003 and 2002, respectively, of which $596,000 and $290,000 were included in cost of goods sold. The Company will incur amortization expense of approximately $1,271,000 in 2004 and 2005, $1,204,000 in 2006, $827,000 in 2007 and $676,000 in 2008.

Debt:

The Company has a $6,100,000 line of credit with a bank, of which no amount was outstanding at December 31, 2003 or 2002. The line bears interest at the bank's prime rate (4.00% at December 31, 2003), is secured by accounts receivable, inventories and fixed assets, and expires on June 30, 2004. The Company's Bank line of credit as amended, contains covenants which require the Company to meet specific financial tests. The financial tests for 2003 were as follows: (1) a requirement of profitably on an annual basis and (2) a minimum tangible net worth requirement of $16,500,000. At December 31, 2003, the Company was in compliance with the covenants.

NOTE 5 - INCOME TAXES

The provision (benefit) for income taxes was as follows:

	Year Ended December 31
	2003	2002	2001
Current tax expense (benefit)	(In thousands)
Federal	$ 134	$ 451	$(637)
State	5	8	(27)
	139	459	(664)
Deferred tax expense (benefit)
Federal	157	(36)	(209)
State	(34)	(134)	--
	123	(170)	(209)
Total provision for income taxes	$ 262	$ 289	$(873)

The provision (benefit) for income taxes differs from the amount of tax determined by applying the applicable federal statutory income tax rate to pretax income as a result of the following differences:
	2003	2002	2001
Statutory U.S. tax rate	34%	34%	(34)%
State income taxes, net of federal benefit	6	6	(1)
Research and development and other credits	(24)	(27)	(7)
Nondeductible expenses	22	25	4
Effective tax rate	38%	38%	(38)%

Deferred tax assets (liabilities) consist of the following: (In thousands)

	December 31,
	2003	2002
Short-term deferred tax asset
Inventory reserve	$ 784	$ 964
Other reserves and accruals	808	739
Net operating loss	50	35
Depreciation	165	--
Research & development tax credit and other	208	642
Gross deferred tax assets	2,015	2,380

Long-term deferred tax liability
Depreciation and amortization	--	(734)
Acquired intangible assets	(1,097)	(1,330)
Other	(37)	--
Gross deferred tax liability	(1,134)	(2,064)

Net deferred tax assets	$ 881	$ 316

NOTE 6 - INCOME (LOSS) PER SHARE

A reconciliation of the numerators and denominators of the basic and diluted income (loss) per common share computations is provided below.

                                               (In thousands)     (Per
                                            ------------------   Share)
                                             Income    Shares    Amount
                                            --------  --------  --------
2003:
Basic earnings per share calculation...... $    428     9,711  $   0.04
Effect of dilutive securities:
  Stock options...........................       --        23        --
                                            --------  --------  --------
Diluted earnings per share calculation.... $    428     9,734  $   0.04
                                            ========  ========  ========

2002:
Basic earnings per share calculation...... $    472     9,683  $   0.05
Effect of dilutive securities:
  Stock options...........................       --        15        --
                                            --------  --------  --------
Diluted earnings per share calculation.... $    472     9,698  $   0.05
                                            ========  ========  ========

2001:
Basic earnings per share calculation...... $ (1,425)    9,659  $  (0.15)
Effect of dilutive securities:
  Stock options...........................       --        --        --
                                            --------  --------  --------
Diluted earnings per share calculation.... $ (1,425)    9,659  $  (0.15)
                                            ========  ========  ========

The number of common stock equivalents excluded from the earnings per share calculation because they would be antidilutive total to 444,000 in 2003, 523,000 in 2002 and 461,000 in 2001.

NOTE 7 - DIVIDENDS

During 2003 and 2002, the Company paid no dividends. During 2001, the Company paid quarterly dividends of $.0525 per share for the first two quarters of the year on April 3 and July 5.

NOTE 8 - STOCK OPTION PLAN AND EMPLOYEE STOCK PURCHASE PLAN

Stock Option Plan

The 1997 Stock Option Plan (the "Plan") provides for the granting of stock options to employees and consultants of the Company. Options granted under the Plan may be either incentive stock options or nonqualified stock options. Incentive stock options ("ISO") may be granted only to Company employees (including officers and directors who are also employees). Nonqualified stock options ("NSO") and stock purchase rights may be granted to Company employees and consultants. The Company has reserved 1,000,000 shares of common stock for issuance under the Plan. No person will be eligible to receive options for more than 250,000 shares in any fiscal year.

Options under the Plan may be granted for periods of up to ten years and at prices no less than 85% of the estimated fair market value of the shares on the date of grant, provided, however, that (i) the exercise price of an ISO shall not be less than 100% of the estimated fair market value of the shares on the date of grant, and (ii) the exercise price of an ISO granted to a 10% or more shareholder shall not be less than 110% of the estimated fair value of the shares on the date of grant. Most options granted under the Plan through December 31, 2003 vest over a five-year period.

Activity under the Plan is set forth below:

	Available for Grant	Number of Shares Outstanding	Weighted Average Exercise Price
Balance at December 31, 2000	384,608	486,432	$6.36
Granted	(67,566)	67,566	$4.73
Exercised	--	(6,200)	$1.21
Cancelled	24,800	(24,800)	$6.20
Balance at December 31, 2001	341,842	522,998	$6.17
Granted	(203,900)	203,900	$3.99
Exercised	--	(4,000)	$1.28
Cancelled	51,000	(51,000)	$1.94
Balance at December 31, 2002	188,942	671,898	$5.87
Granted	(7,500)	7,500	$4.15
Exercised	--	(3,000)	$3.19
Cancelled	19,666	(19,666)	$5.09
Balance at December 31, 2003	201,108	656,732	$5.88

Information relating to stock options outstanding and exercisable at December 31, 2003 is as follows:

	Options Outstanding			Options Vested and Exercisable
Exercise Price	Number outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number outstanding	Weighted Average Exercise Price
$2.75 - $4.06	213,900	8.1	$ 3.95	13,500	$ 3.49
$4.10 - $5.74	77,000	3.9	$ 4.71	58,825	$ 4.62
$6.00 - $6.80	256,000	6.4	$ 6.03	160,800	$ 6.05
$7.00 - $11.45	109,832	3.7	$ 7.76	104,932	$ 7.79
	656,732			338,057

Employee Stock Purchase Plan

The Company has reserved 600,000 shares of Common Stock for issuance under the 1997 Employee Stock Purchase Plan (the "Purchase Plan"). Employees generally will be eligible to participate in the Purchase Plan if they are customarily employed by the Company for more than 20 hours per week and more than five months in a calendar year and are not (and would not become as a result of being granted an option under the Purchase Plan) 5% Shareholders of the Company. Under the Purchase Plan, eligible employees may choose each year to have up to 15% of their eligible annual compensation withheld to purchase the Company's common stock. Each offering period commences on the first trading day of each calendar quarter, or on such other date as the Board shall determine. The price at which the common stock is purchased under the Purchase Plan is 85% of the lesser of the closing price of the Company's common stock on the first day of the applicable offering period or on the last day of that purchase period. The Purchase Plan will terminate after a period of ten years unless terminated earlier as permitted by the Purchase Plan. During the years ended December 31, 2003, 2002 and 2001, 20,826, 15,091and 22,958 shares of common stock were purchased under this plan at a weighted-average price of $4.12, $2.68 and $5.77, respectively.

Fair Value Disclosures

This information is required to be determined as if the Company had accounted for its employee stock options (including shares issued under the Employee Stock Purchase Plan, collectively called options) as defined by SFAS No. 123. The fair value of options reported below has been estimated at the date of grant using the Black-Scholes option-pricing model for 2003, 2002 and 2001 using the following assumptions:

	Stock Options		Employee Stock Purchase Plan
	2003	2002	2001	2003	2002	2001

Risk-free interest rates	2.1 - 3.6%	4.3 - 5.1%	4.0 - 4.9%	0.8% - 1.1%	0.9% - 1.8%	5.4% - 6.6%
Expected lives (in years)	5	5	5	0.25	0.25	0.25
Expected dividend yield	1.8%	1.9%	1.0%	1.9%	1.9%	1.0%
Expected stock price volatility	43.5%	43.1%	47.8%	43.5%	43.1%	47.8%

The weighted-average estimated fair value of options granted during the year 2003, 2002 and 2001 were $1.72, $1.43 and $1.78, respectively. The weighted-average estimated fair value of employee stock purchase rights granted under the Employee Stock Purchase Plan were $0.66, $.57 and $1.10 in 2003, 2002 and 2001, respectively. The effect on earnings per share of using the fair value of options is disclosed in Note 1 above.

NOTE 9 - RETIREMENT SAVINGS PLAN

The Company adopted a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The plan allows employer's matching contributions equal to 50% of employees' contributions subject to a maximum of 6% of employees' compensation. Contributions to the plan may be made at the discretion of the Board of Directors. The Company made no contributions in 2003 or 2002 and contributed $219,000 in 2001.

NOTE 10 - SEGMENT AND GEOGRAPHIC INFORMATION

The Company is organized into two business segments: Safety Products Group, whose products include safety light curtains, safety interlocks and relays, safety mats and controllers, safety contact strips, and optical profiling scanners, and installation services, and Automation Products Group, whose products include photoelectric and fiberoptic sensors, control components, power monitoring electronics, defense electronics, industrial control microcomputers, peripherals and software, level and flow sensors, non- contact ultrasonic sensors and controllers, pressure transducers, digital pressure gauges, displacement and velocity transducers and pressure comparators.

Financial information for each product group for the years ended December 31, 2003, 2002 and 2001 follows:

                                       Safety Products   Automation Products
                                       ----------------  -------------------
2003
Sales................................ $         46,708  $             8,786
Group operating profit (loss)........ $          2,265  $            (1,769)
Total assets......................... $         32,469  $             5,210
Capital expenditures................. $            636  $               799
Depreciation and amortization........ $          1,552  $             1,140

2002
Sales................................ $         43,493  $             7,714
Group operating profit (loss)........ $          2,419  $            (1,675)
Total assets......................... $         28,646  $             9,246
Capital expenditures................. $          1,101  $               122
Depreciation and amortization........ $          1,517  $             1,114

2001
Sales................................ $         40,085  $             8,968
Group operating profit (loss)........ $           (846) $            (1,628)
Total assets......................... $         25,526  $             8,674
Capital expenditures................. $            859  $               151
Depreciation and amortization........ $          1,920  $               346

The Company's sales by geographic location of customers in 2003 were: North America - $53,356,000, Europe - $1,093,000 and Asia - $1,045,000. Foreign sales represented 12% of sales in 2003 and less than 10% of sales in each of 2002 and 2001.

NOTE 11 - CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments and trade accounts receivable. The Company places its cash and cash equivalents in a variety of money market accounts. The Company further limits its exposure to these investments by placing such investments with various high quality financial institutions. The Company routinely performs evaluations of these financial institutions. The Company offers credit terms on the sale of its products to its customers in the normal course of business. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company maintains an allowance for uncollectible accounts receivable based upon the expected collectability of all accounts receivable. No customer accounted for more than 10% of accounts receivable at December 31, 2003, 2002 or 2001.

The Company operates principally in the United States. The Company's operations in Germany are insignificant to the Company as a whole.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

The Company leases certain office and manufacturing space and other equipment under noncancellable operating leases. At December 31, 2003, future minimum payments under these leases due in the years 2004 through 2005 were approximately $1,265,000 and $1,083,000 and $230,000 per year from 2006 to 2008. Of these amounts $1,026,000 in 2004, $951,000 in 2005 and $126,000 from 2006 to 2008 was related to lease agreements with the Parent or an affiliate of the Parent.

Rent expense under operating lease agreements was approximately $1,168,000 in 2003, $1,123,000 in 2002, and $1,007,000 in 2001. Of these amounts, $963,000, $974,000 and $900,000 were related to lease agreements with the Parent or an affiliate of the Parent.

From time to time, the Company is involved in litigation in the normal course of business. Management believes that the outcome of existing matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

The Company offers warranties on certain products and records a liability for the estimated future costs associated with warranty claims, which is based upon historical experience and the Company's estimate of the level of future costs. A reconciliation of the changes in the Company's warranty liability for the years ended December 31, 2003 and 2002 follows (in thousands):

	December 31,
	2003	2002
Warranty accrual at the beginning of the year	$ 241	$ 278
Accruals for warranties issued during the year	163	122
Expenses incurred during the year	(183)	(159)
Warranty accrual at the end of the year	$ 221	$ 242

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.    CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.    Based on their evaluation as of December 31, 2003, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal controls.    There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

Certain information required by Part III is omitted from this Report in that the registrant will file a definitive Proxy Statement for its 2003 Annual Meeting of Shareholders pursuant to Regulation 14A (the "Proxy Statement") no later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference.

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item concerning the Company's directors and the Company's executive officers is incorporated by reference to the sections entitled "Nominees" and "Management", respectively, appearing in the Company's Proxy Statement for its 2003 Annual Meeting of Shareholders.

Item 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the sections entitled "Executive Compensation" and "Report of the Compensation Committee" appearing in the Proxy Statement for its 2003 Annual Meeting of Shareholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference to the sections entitled "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation" appearing in the Proxy Statement for its 2003 Annual Meeting of Shareholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the sections entitled "Certain Relationships and Related Transactions" appearing in the Proxy Statement for its 2003 Annual Meeting of Shareholders.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the sections entitled "Principal Accountant" appearing in the Proxy Statement for its 2003 Annual Meeting of Shareholders.

PART IV

Item 15 EXHIBITS LIST AND REPORTS ON FORM 8-K.

(a) The following documents are filed as a part of this Report:

1.FINANCIAL STATEMENTS

Reference is made to the index appearing in Item 8(a) of this report.

2. EXHIBITS AND EXHIBIT INDEX:
Exhibit 3.1	Articles of Incorporation, as amended, are incorporated by reference to the Registrant's Form 10- K for the year ended December 31, 1988, Exhibit 3.1.
Exhibit 3.3	By-Laws are incorporated by reference to the Registrant's Form 10- K for the year ended December 31, 1985, Exhibit 3.
Exhibit 4.1	1997 Employee Stock Purchase Plan is incorporated by reference to the Registrant's Registration Statement on Form S-8 dated October 2, 1998.
Exhibit 4.2	1997 Stock Plan is incorporated by reference to the Registrant's Registration Statement on Form S-8 dated October 2, 1998.
Exhibit 10.1

Lease agreement dated February 21, 1995 for 6550 Dumbarton Circle, Fremont, California 94555, is incorporated by reference to the Registrant's Form 10-KSB for the year ended December 31, 1994, Exhibit 10.4.

Exhibit 10.2	Bank agreement dated November 29, 1994 with Bank of The West is incorporated by reference to the Registrant's Form 10-KSB for the year ended December 31, 1994, Exhibit 10.3.
Exhibit 10.3	Amendment dated June 28, 2003 to Bank Agreement dated November 29, 1994 with Bank of the West.
Exhibit 10.4

Lease agreement dated June 1, 2002 with Scientific Technology Incorporated for 1025 W. 1700 N., Logan Utah 84321 is incorporated by reference to the Registrant's Form 10-KSB for the year ended December 31, 2002, Exhibit 10.4.

Exhibit 21.1	Subsidiaries of the Registrant.
Exhibit 23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants.
Exhibit 24.1	Power of Attorney (included on page 36).
Exhibit 31.1	Certification of Chief Executive Officer Pursuant To Section 302(a) of the Sarbanes Oxley Act of 2002
Exhibit 31.2	Certification of Chief Financial Officer Pursuant To Section 302(a) of the Sarbanes Oxley Act of 2002
Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002

All other exhibits for which provision is made in Regulation S-K of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(b) A Report on Form 8-K was filed on November 4, 2003 furnishing the Company's Earnings Release for the quarter ended September 30, 2003 to the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 29, 2004

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

Signature	Title	Date
/s/ Anthony R. Lazzara Anthony R. Lazzara	Chairman of the Board	March 29, 2004
/s/ Joseph J. Lazzara Joseph J. Lazzara	President, Chief Executive Officer, Treasurer, Director (Principal Executive Officer)	March 29, 2004
/s/ James A. Lazzara James A. Lazzara	Vice President, Secretary and Director	March 29, 2004
/s/ James A. Ashford James A. Ashford	Vice President and Director	March 29, 2004
/s/ Richard S. Baldwinson Richard S. Baldwinson	Director	March 29, 2004
/s/ Carl H. Frei Carl H. Frei	Director	March 29, 2004
/s/ Bernard J. Ploshay Bernard J. Ploshay	Director	March 29, 2004
/s/ Richard O. Faria Richard O. Faria	Vice President and Chief Financial Officer (Principal Financial Officer)	March 29, 2004

SCIENTIFIC TECHNOLOGIES INCORPORATED

EXHIBITS

TO

Annual Report on Form 10-K
Year ended December 31, 2003

EXHIBITS - TABLE OF CONTENTS

Exhibit Number
Exhibit 10.3	- Amendment dated June 16, 2003 to Bank Agreement dated November 29, 1994 PDF
Exhibit 21.1	- Subsidiaries of the Registrant
Exhibit 23.1	- Consent of Independent Accountants
Exhibit 24.1	- Power of Attorney (included on page 39)
Exhibit 31.1	- Certification of Chief Executive Officer Pursuant To Section 302(a) of the Sarbanes-Oxley Act Of 2002
Exhibit 31.2	- Certification of Chief Financial Officer Pursuant To Section 302(a) of the Sarbanes-Oxley Act Of 2002
Exhibit 32.1	- Certification Of Chief Executive Officer And Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

PDF    Also provided in PDF format as a courtesy.