Form 10-Q
period 2004-03-31
SCIENTIFIC TECHNOLOGIES INC
filed 2004-05-14
CIK 708250

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004 or

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    YES [X] NO [   ].

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of Act). Yes [  ]    NO [X]

Common stock outstanding as of April 30, 2004 was 9,732,148 shares.

SCIENTIFIC TECHNOLOGIES INCORPORATED
Quarter Ended March 31, 2004
INDEX

PART I. Financial Information	Page No.

Item 1. Financial Statements (unaudited):

Condensed Consolidated Balance Sheets as of March 31, 2004 and December 31, 2003	**

Condensed Consolidated Statements of Operations for the Three Months ended March 31, 2004 and 2003	**

Condensed Consolidated Statements of Cash Flows for the Three Months ended March 31, 2004 and 2003	**

Notes to Condensed Consolidated Financial Statements	**

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	**

Item 3. Quantitative and Qualitative Disclosures About Market Risk	**

Item 4. Controls and Procedures	**

PART II. Other Information

Item 6. Exhibits and Reports on Form 8-K	**

Signatures	**

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

SCIENTIFIC TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited, in thousands, except for per share data)

Assets	Mar. 31, 2004	Dec. 31, 2003
Current assets:
Cash and cash equivalents	$ 3,478	$ 2,312
Accounts receivable, net	8,932	8,139
Inventories	10,237	9,281
Deferred income taxes	2,015	2,015
Receivable from Parent	479	838
Prepaid expenses and other assets	781	1,034
Total current assets	25,922	23,619

Property and equipment, net	3,596	3,740
Goodwill and other intangible assets, net	10,002	10,321
Total assets	$39,520	$37,680
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$ 3,622	$ 2,758
Accrued expenses	3,904	3,267
Current portion of capital lease with Parent	68	68
Total current liabilities	7,594	6,093

Capital lease with Parent	147	164
Deferred income taxes	1,134	1,134
Total liabilities	8,875	7,391
Shareholders' equity: Common stock, $.001 par value; 100,000 shares authorized; 9,727 and 9,711 shares issued and outstanding	10	10
Capital in excess of par value	5,824	5,792
Retained earnings	24,811	24,487
Total shareholders' equity	30,645	30,289
Total liabilities and shareholders' equity	$39,520	$37,680

The accompanying notes are an integral part of these financial statements.

SCIENTIFIC TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
 (Unaudited, in thousands, except per share data)

	For the three months ended
	Mar. 31, 2004	Mar. 31, 2003

Sales	$14,634	$12,959

Cost of sales	8,566	7,413

Gross profit	6,068	5,546

Operating expenses:
Selling, general and administrative	4,407	4,084
Research and development	1,017	1,173
Amortization of intangible assets	165	165
Total operating expenses	5,589	5,422

Income from operations	479	124

Interest and other income, net	44	21

Income before income taxes	523	145

Provision for income taxes	199	55

Net income	$ 324	$ 90

Net income per share:
Basic and diluted	$ 0.03	$ 0.01

Shares used to compute net income per share: Basic Diluted	9,723 9,793	9,685 9,720

The accompanying notes are an integral part of these financial statements.

SCIENTIFIC TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
 (Unaudited, in thousands)

	For the three months ended
	Mar. 31, 2004	Mar. 31, 2003

Cash flows from operating activities
Net income	$ 324	$ 90
Adjustments to reconcile net income to cash
provided by operating activities:
Depreciation and amortization	625	658
Changes in assets and liabilities
Accounts receivable	(793)	244
Inventories	(956)	(1,005)
Receivable from Parent	359	(31)
Prepaid expense and other assets	253	71
Accounts payable	864	47
Accrued expenses	637	205
Cash flows provided by operating activities	1,313	279

Cash flows from investing activities
Purchase of property and equipment	(162)	(398)
Cash flows used in investing activities	(162)	(398)

Cash flows from financing activities
Repayment of capital lease with Parent	(17)	(17)
Issuance of common stock	32	14

Cash flows provided by (used in) financing activities	15	(3)

Change in cash and cash equivalents	1,166	(122)

Cash and cash equivalents at beginning of period	2,312	2,620
Cash and cash equivalents at end of period	$ 3,478	$ 2,498

Supplemental disclosure of cash flow information:
Cash paid to Parent for income taxes	$ 199	$ 55

The accompanying notes are an integral part of these financial statements.

SCIENTIFIC TECHNOLOGIES INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

1. INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements for the three months ended March 31, 2004 and 2003 are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States of America and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the financial position, results of operations and cash flows of Scientific Technologies Inc. (the "Company") and its subsidiaries for all periods presented.

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

The results of operations are not necessarily indicative of the results to be expected in the future or for the full fiscal year. It is recommended that these condensed consolidated financial statements be read in conjunction with the Company's audited consolidated financial statements and the notes thereto included in its 2003 Annual Report on Form 10-K.

STOCK-BASED COMPENSATION

Statement of Financial Accounting Standards ("SFAS") No. 148, issued in December 2002, amends SFAS No. 123 to require that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be presented on a quarterly basis and displayed more prominently and in a tabular format. The following table sets forth the effect on the Company's net income and net income per share as if the Company had recorded compensation costs based on the estimated grant date fair value as defined by SFAS No. 123 for all granted stock-based awards (in thousands, except per share amounts).

	Three Months Ended March 31,
	2004	2003
Net income, as reported	$ 324	$ 90
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of tax	23	26
Pro forma net income	$ 301	$ 64

Net income per share - basic and diluted:
As reported	$ 0.03	$ 0.01
Pro forma	$ 0.03	$ 0.01

2. INVENTORIES

Inventories consist of the following (in thousands):

	Mar. 31, 2004	Dec. 31, 2003
Raw materials	$ 3,616	$4,692
Subassemblies	1,072	911
Work in process	2,771	1,225
Finished goods	2,778	2,453
	$10,237	$9,281

3. NET INCOME PER SHARE

A reconciliation of the numerators and denominators used to compute basic and diluted income per common share is provided below.

	(In thousands)
	Income	Shares	(Per share) Amount
Three months ended March 31, 2004
Basic earnings per share calculation	$ 324	9,723	$ 0.03
Effect of dilutive securities Stock options		70
Diluted earnings per share calculation	$ 324	9,793	$ 0.03
Three months ended March 31, 2003
Basic earnings per share calculation	$ 90	9,685	$ 0.01
Effect of dilutive securities Stock options		35
Diluted earnings per share calculation	$ 90	9,720	$ 0.01

4. COMPREHENSIVE INCOME

For the three months ended March 31, 2004 and 2003, there is no difference between net income and comprehensive income.

5. SEGMENT REPORTING AND OTHER INFORMATION

Financial information for each product group is as follows: (in thousands)

	Three months ended
	March 31,
Safety Products	2004	2003
Sales	$12,356	$11,078
Group operating profit	805	647

Automation Products
Sales	$ 2,278	$ 1,881
Group operating loss	(326)	(523)

	At
	Mar. 31	Dec. 31
Total Assets	2004	2003
Safety Products	$33,924	$32,469
Automation Products	5,596	5,211
Total	$39,520	$37,680

The Company operates principally in the United States. The Company's operations in Germany are less than 10% of total operations. Sales to foreign customers represented less than 12% of total sales in the three months ended March 31, 2004 and 2003.

6. COMMITMENTS AND CONTINGENCIES

The Company offers warranties on certain products and records a liability for the estimated future costs associated with warranty claims, which is based upon historical experience and the Company's estimate of the level of future costs. A reconciliation of the changes in the Company's warranty liability follows (in thousands):

	Three months ended March 31,
	2004	2003
Warranty accrual at beginning of period	$221	$241
Accruals for warranties issued	42	56
Expenses incurred	(42)	(56)
Warranty accrual at end of period	$221	$241

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

Sales for the three months ended March 31, 2004 increased 13% to $14,634 from $12,959 in the comparable period in 2003. During the first quarter of 2004, we experienced an increase in shipments by the Safety Products Group ("SPG") of 12% and the Automation Products Group ("APG") of 21%. The increased sales growth by SPG was primarily related to an increase in project revenue from the Machine Services Division ("MSD") and an increase in the number of safety products sold. APG sales growth was fueled by increased sales of level sensor products and, to a lesser extent, increased volume of pressure products.

Gross margin for the first quarter of 2004 declined to 41% for the first quarter of 2004 from 43% in the first quarter of 2003. This resulted from an increase in the proportion of MSD sales, which carry a higher cost, to total sales in the first quarter of 2004. Gross profit grew $522 or 9% to $6,068 from $5,546 recorded in the first quarter of 2003.

Selling, general and administrative expenses for the three months ended March 31, 2004 increased 8% to $4,407 from $4,084 in the same period of 2003. This was a result of increased printing, insurance, publicity and legal expenses of approximately $131, plus a $59 accounts receivable write-off relating to a single distributor. We were able to keep our selling, general and administrative expense percentage increases in the first quarter of 2004 to approximately 60% of the rate of sales increase. As a percentage of sales for the three months ended March 31, 2004, selling, general and administrative expenses improved to 30% compared to 32% for the same period in 2003.

Research and development expenses for the first quarter of 2004 declined 13% to $1,017 from the $1,173 recorded in the first three months of 2003. This was primarily the result of lower staffing levels, and reduced consulting and material expenses in the first quarter of 2004 compared to the comparable 2003 period. As a percentage of sales for the three months ended March 31, 2004, research and development expenses were 7% compared to 9% for the same period of 2003. We expect research and development expenses to rise as a percentage of sales in subsequent quarters.

Our effective income tax rate for the three months ended March 31, 2004 was 38%. Income taxes payable or receivable are calculated on a stand alone basis and are recorded as a payable to or receivable from our parent, which files a consolidated tax return including our accounts.

Liquidity and Capital Resources

At March 31, 2004, our working capital increased 5% to $18,328 compared to $17,526 reported at December 31, 2003. This resulted primarily from increased cash, accounts receivable and inventories partially offset by higher accounts payable and accrued expenses.

Available bank borrowings were $6,100, all of which were unused at March 31, 2004. We believe that cash from operations, together with cash resources and available bank borrowings, will be sufficient to fund working capital requirements for the next twelve months.

Critical Accounting Policies

A discussion of our critical accounting policies is set forth in our 2003 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 3l, 2004. There were no material changes in any of our critical accounting estimates or judgments during the first quarter of 2004.

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

Item 4. CONTROLS AND PROCEDURES.

(a) As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) There have been no significant changes in our internal control over financial reporting or in other factors that could significantly affect internal control over financial reporting subsequent to the date we carried out our evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Items 1 - 5 are not applicable for this reporting period.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following documents are filed as a part of this Report:

Exhibit 3.1 -	Articles of Incorporation, as amended, are incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 1988, Exhibit 3.1.
Exhibit 3.3 -	By-Laws are incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 1985, Exhibit 3.
Exhibit 4.1 -	1997 Employee Stock Purchase Plan is incorporated by reference to the Registrant's Registration Statement on Form S-8 dated October 2, 1998.
Exhibit 4.2 -	1997 Stock Plan is incorporated by reference to the Registrant's Registration Statement on Form S-8 dated October 2, 1998.
Exhibit 24.1 -	Power of Attorney is incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 2003, Exhibit 24.1.
Exhibit 31	Section 302 Certification of Chief Executive and Chief Financial Officers
Exhibit 32	Section 906 Certification of Chief Executive and Chief Financial Officers

(b)    A Report on Form 8-K was filed on March 17, 2004 furnishing the Fourth Quarter Earnings Release of Scientific Technologies Incorporated to the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCIENTIFIC TECHNOLOGIES INCORPORATED Registrant
Date: May 14, 2004	/s/Joseph J. Lazzara Joseph J. Lazzara President and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2004	/s/ Richard O. Faria Richard O. Faria Vice-President and Chief Financial Officer (Principal Financial Officer)