Form 10-Q
period 2004-06-30
SCIENTIFIC TECHNOLOGIES INC
filed 2004-08-16
CIK 708250

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004 or

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

Common stock outstanding as of July 31, 2004 was 9,738,648 shares.

SCIENTIFIC TECHNOLOGIES INCORPORATED
Three and Six Months Ended June 30, 2004
INDEX

PART I. Financial Information	Page No.

Item 1. Financial Statements (unaudited):

Condensed Consolidated Balance Sheets as of June 30, 2004 and December 31, 2003	**

Condensed Consolidated Statements of Operations for the Three and Six Months ended June 30, 2004 and 2003	**

Condensed Consolidated Statements of Cash Flows for the Six Months ended June 30, 2004 and 2003	**

Notes to Condensed Consolidated Financial Statements	**

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	**

Item 3. Quantitative and Qualitative Disclosures About Market Risk	**

Item 4. Controls and Procedures	**

PART II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders	**

Item 6. Exhibits and Reports on Form 8-K	**

Signatures	**

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

SCIENTIFIC TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited, in thousands, except for per share data)

Assets	Jun. 30, 2004	Dec. 31, 2003
Current assets:
Cash and cash equivalents	$ 3,445	$ 2,312
Accounts receivable, net	8,184	8,139
Inventories	10,974	9,281
Deferred income taxes	2,015	2,015
Receivable from Parent	389	838
Prepaid expenses and other assets	836	1,034
Total current assets	25,843	23,619

Property and equipment, net	3,645	3,740
Goodwill Other intangible assets, net	1,500 8,181	1,500 8,821
Total assets	$39,169	$37,680

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$ 3,041	$ 2,758
Accrued expenses	3,527	3,267
Current portion of capital lease with Parent	68	68
Total current liabilities	6,636	6,093

Commitments and contingencies

Capital lease with Parent	130	164
Deferred income taxes	1,134	1,134
Total liabilities	7,900	7,391

Shareholders' equity:

Common stock, $.001 par value; 100,000 shares authorized; 9,739 and 9,701 shares issued and outstanding	10	10
Capital in excess of par value	5,865	5,792
Retained earnings	25,394	24,487
Total shareholders' equity	31,269	30,289
Total liabilities and shareholders' equity	$39,169	$37,680

The accompanying notes are an integral part of these financial statements.

SCIENTIFIC TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
 (Unaudited, in thousands, except per share data)

	For the three months ended
	Jun. 30, 2004	Jun. 30, 2003

Sales	$15,637	$14,273

Cost of sales	9,204	8,127

Gross profit	6,433	6,146

Operating expenses:
Selling, general and administrative	4,383	4,504
Research and development	1,013	1,155
Amortization of intangible assets	170	170
Total operating expenses	5,566	5,829

Income from operations	867	317

Interest and other income, net	73	18

Income before income taxes	940	335

Provision for income taxes	357	127

Net income	$ 583	$ 208

Net income per share:
Basic and diluted	$ 0.06	$ 0.02

Shares used to compute net income per share: Basic Diluted	9,729 9,811	9,700 9,723

The accompanying notes are an integral part of these financial statements.

SCIENTIFIC TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
 (Unaudited, in thousands, except per share data)

	For the six months ended
	Jun. 30, 2004	Jun. 30, 2003

Sales	$30,272	$27,233

Cost of sales	17,770	15,541

Gross profit	12,502	11,692

Operating expenses:
Selling, general and administrative	8,785	8,588
Research and development	2,030	2,328
Amortization of intangible assets	341	335
Total operating expenses	11,156	11,251

Income from operations	1,346	441

Interest and other income, net	117	39

Income before income taxes	1,463	480

Provision for income taxes	556	182

Net income	$ 907	$ 298

Net income per share:
Basic and diluted	$ 0.09	$ 0.03

Shares used to compute net income per share: Basic Diluted	9,728 9,797	9,695 9,729

The accompanying notes are an integral part of these financial statements.

SCIENTIFIC TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
 (Unaudited, in thousands)

	For the six months ended
	Jun. 30, 2004	Jun. 30, 2003

Cash flows from operating activities
Net income	$ 907	$ 298
Adjustments to reconcile net income to cash
provided by operating activities:
Depreciation and amortization	1,291	1,327
Changes in assets and liabilities
Accounts receivable	(45)	(228)
Inventories	(1,693)	(1,097)
Receivable from Parent	449	(375)
Prepaid expense and other assets	198	27
Accounts payable	283	374
Accrued expenses	260	116
Cash flows provided by operating activities	1,650	442

Cash flows from investing activities
Purchase of property and equipment	(556)	(968)
Cash flows used in investing activities	(556)	(968)

Cash flows from financing activities
Repayment of capital lease with Parent	(34)	(34)
Issuance of common stock	73	80

Cash flows provided by financing activities	39	46

Change in cash and cash equivalents	1,133	(480)

Cash and cash equivalents at beginning of period	2,312	2,620
Cash and cash equivalents at end of period	$ 3,445	$ 2,140
Supplemental disclosure of cash flow information:
Cash paid to Parent for income taxes	$ 556	$ 182

The accompanying notes are an integral part of these financial statements.

SCIENTIFIC TECHNOLOGIES INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

1. INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements for the three and six months ended June 30, 2004 and 2003 are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States of America and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the financial position, results of operations and cash flows of Scientific Technologies Inc. (the "Company") and its subsidiaries for all periods presented.

To prepare these condensed consolidated financial statements in conformity with generally accepted accounting principles, management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period. Actual results could differ from those estimates.

The results of operations are not necessarily indicative of the results to be expected in the future or for the full fiscal year. It is recommended that these condensed consolidated financial statements be read in conjunction with the Company's audited consolidated financial statements and the notes thereto included in its 2003 Annual Report on Form 10-K.

The Company is substantially owned by Scientific Technology Incorporated, a California corporation (the "Parent"). See discussion of intercompany activities below.

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all significant intercompany accounts and transactions.

STOCK-BASED COMPENSATION

The following table sets forth the effect on the Company's net income and net income per share as if the Company had recorded compensation costs based on the estimated grant date fair value as defined by SFAS No. 123 for all granted stock-based awards (in thousands, except per share amounts).

Six Months Ended June 30,
	2004	2003
Net income, as reported	$ 907	$ 298
Add: Stock-based compensation included in the statement of operations.	-	-
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of tax	46	45
Pro forma net income	$ 861	$ 253
Net income per share - basic and diluted:
As reported	$ 0.09	$ 0.03
Pro forma	$ 0.09	$ 0.03

Options to purchase 17,000 shares of common stock were granted in the quarter ended June 30, 2004. The assumption regarding the annual vesting of these stock options was 20%. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumption used for grants in 2004: Dividend yield of 1.86%; expected volatility of 46.03%; risk-free interest rate of 2.57%; and expected life of five years.

2. INVENTORIES

Inventories consist of the following (in thousands):

	Jun. 30, 2004	Dec. 31, 2003
Raw materials	$ 5,595	$4,692
Subassemblies	1,160	911
Work in process	1,327	1,225
Finished goods	2,892	2,453
	$10,974	$9,281

3. NET INCOME PER SHARE

A reconciliation of the numerators and denominators used to compute basic and diluted income per common share is provided below.

	(In thousands)		(Per share)
	Income	Shares	Amount
Three months ended June 30, 2004
Basic earnings per share calculation	$ 583	9,729	$ 0.06
Effect of dilutive securities Stock options		82
Diluted earnings per share calculation	$ 583	9,811	$ 0.06
Three months ended June 30, 2003
Basic earnings per share calculation	$ 208	9,700	$ 0.02
Effect of dilutive securities Stock options		23
Diluted earnings per share calculation	$ 208	9,723	$ 0.02
Six months ended June 30, 2004
Basic earnings per share calculation	$ 907	9,728	$ 0.09
Effect of dilutive securities Stock options		69
Diluted earnings per share calculation	$ 907	9,797	$ 0.09
Six months ended June 30, 2003
Basic earnings per share calculation	$ 298	9,695	$ 0.03
Effect of dilutive securities Stock options		34
Diluted earnings per share calculation	$ 298	9,729	$ 0.03

4. RELATED PARTY TRANSACTIONS

The Company provides certain management services to the Parent. Costs of these services were allocated to the Parent based upon the amount of time employees spent providing these services.

The Company leases approximately 85,000 square feet in a 95,000 square foot facility owned by an affiliate of the Parent. The Company also leases another 25,000 square feet in another facility owned by the same affiliate. Overhead costs are allocated primarily on the basis of square footage utilized.

The Company utilizes a receivable from/payable to Parent account to record activity including cash received, cash disbursed and amounts owed to and receivable from the Parent for allocated charges. The net effect of transactions with the Parent resulted in a receivable from Parent of $389,000 at June 30, 2004. In addition, the Company is party to a capital equipment lease of $198,000 at June 30, 2004 under which the Parent is the lessor.

The Company is included in the consolidated tax return of the Parent, but provides for income taxes on a separate return basis pursuant to a tax sharing arrangement, which limits the Company's tax liability to the amount payable to the Parent. Income taxes payable are recorded as a reduction to the receivable from Parent account or as an increase to the payable to Parent account

5. SEGMENT REPORTING AND OTHER INFORMATION

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

Financial information for each product group is as follows: (in thousands)

	Three months ended June 30,
	2004	2003
Safety Products
Sales	$12,981	$11,853
Group operating profit	838	793

Automation Products
Sales	$ 2,626	$ 2,420
Group operating profit (loss)	29	(476)

	Six months ended June 30,
	2004	2003
Safety Products
Sales	$25,337	$22,931
Group operating profit	1,360	1,354

Automation Products
Sales	$ 4,935	$ 4,302
Group operating loss	(14)	(913)

	At
	Jun. 30 2004	Dec. 31 2003
Total Assets
Safety Products	$33,285	$32,469
Automation Products	5,884	5,211
Total	$ 39,169	$ 37,680

The Company operates principally in the United States. The Company's operations in Germany are less than 10% of total operations. Sales to foreign customers represented 14% and 13% of total sales in the three and six months ended June 30, 2004, compared to 12% in the comparable periods in 2003.

6. COMMITMENTS AND CONTINGENCIES

The Company offers warranties on certain products and records a liability for the estimated future costs associated with warranty claims, which is based upon historical experience and the Company's estimate of the level of future costs. A reconciliation of the changes in the Company's warranty liability follows (in thousands):

	Three months ended June 30,
	2004	2003
Warranty accrual at beginning of period	$221	$241
Accruals for warranties issued	54	40
Expenses incurred	(57)	(53)
Warranty accrual at end of period	$ 218	$ 228
	Six months ended June 30,
	2004	2003
Warranty accrual at beginning of period	$221	$241
Accruals for warranties issued	96	96
Expenses incurred	(99)	(109)
Warranty accrual at end of period	$ 218	$ 228

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

7. RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, or FIN 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2004. The Company believes it has no Variable Interest Entities and, thus, the adoption of this standard did not have an impact on the Company's financial position, results of operations or cash flows.

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

Sales for the three and six months ended June 30, 2004 increased 10% and 11% to $15,637 and $30,272, respectively from $14,273 and $27,233 in the comparable periods in 2003. During the second quarter and first six months of 2004, we experienced increased number of units shipped by the Safety Products Group ("SPG") of 8% and 10%, while the Automation Products Group ("APG") reported 10% and 15% unit sales growth over the same periods in 2003. The increased sales growth by SPG was primarily related to an increase in the number of safety products sold. APG sales growth was due to increased sales of level sensor products and pressure products.

Gross profit as a percent of sales declined to 41% for the second quarter and first six months of 2004 from 43% in the comparable periods in 2003. SPG margin declined primarily due to higher costs at Machine Services Division ("MSD). Cost of sales at MSD rose primarily due to the reclassification of $180 of indirect cost of sales which had been reflected in operating expense in 2003. This decline was partially offset by higher margins at APG, which resulted from a change in the mix of products sold to those bearing a lower relative cost. Gross profit grew $287 and $810 to $6,433 and $12,502 in the three and six months ended June 30, 2004 from $6,146 and $11,692 recorded in the same periods of 2003.

Selling, general and administrative expenses for the three months ended June 30, 2004 declined 3% to $4,383 from $4,504 in the same period of 2003. This was primarily the result of $142 expenses associated with the relocation of APG's PSI-Tronix Division to Logan, Utah in the second quarter of 2003. As a percentage of sales for the three months ended June 30, 2004, selling, general and administrative expenses improved to 28% compared to 32% for the same period in 2003. For the six months ended June 30, 2004, selling, general and administrative expenses increased 2% to $8,785 from $8,568 in 2003. Increased SPG and corporate personnel costs of $312 were partially offset by the lowered personnel costs of $102 at APG due to the PSI-Tronix relocation in 2003. As a percentage of sales for the six months ended June 30, 2004, selling, general and administrative expenses improved to 29% compared to 32% for the same period in 2003.

Research and development expenses declined 12% and 13% to $1,013 and $2,030 during the three and six months ended June 30, 2004 from to $1,155 and $2,030 recorded in the comparable periods in 2003. This was primarily the result of lower staffing levels, and reduced consulting expenses in the both 2004 periods compared to the comparable 2003 periods. As a percentage of sales, research and development expenses in the second quarter and first half of 2004, were 6% and 7% respectively compared to 8% and 9% for the same periods of 2003. We expect research and development expenses to rise as a percentage of sales in subsequent quarters.

Our effective income tax rate for the three and six months ended June 30, 2004 was 38%. Income taxes payable or receivable are calculated on a stand alone basis and are recorded as a payable to or receivable from our parent, which files a consolidated tax return including our accounts.

Contractual Obligations

The Company has no raw material contracts exceeding one year in duration. In addition, the Company leases production, warehouse and corporate office space as well as certain equipment under non-cancelable operating lease agreements. All building leases have renewal options and all include cost of living adjustments. No employees have employment agreements. The following table summarizes the estimated annual obligations.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	Over 5 years
Capital Lease Obligations	$ 198	$ 68	$ 130	$ -	$ -
Operating Leases	$3,436	$513	$1,543	$690	$690
Total	$3,634	$581	$1,673	$690	$690

Liquidity and Capital Resources

(Amounts in thousands)

We had cash and cash equivalents at June 30, 2004 and December 31, 2003 of approximately $3,400 and $2,300 respectively.

Our primary source of liquidity as of June 30, 2004 consisted of cash and cash equivalents of approximately $3,400. During the second quarter of 2004, we used approximately $33 in cash. The slight increase in the use of cash was primarily due to an increase in inventory, lower accounts payable and accrued expenses which were offset by higher net income and reduced accounts receivable as a result of increased collections. For the six months ended June 30, 2004 we generated $1,650 in cash from operations, compared to $442 in the same 2003 period. This was primarily due to increased cash collections associated the higher sales. In addition increased income taxes led to a reduction in receivable from Parent. Our inventory balances increased 18% in the six months ended June 30, 2004, as a result of increased sales and in support of new product introductions. In light of this, we expect a modest increase in inventory during the balance of 2004.

Available bank borrowings were $6,100, all of which were unused at June 30, 2004. The Company's revolving line of credit was renewed through June 30, 2005.

We believe that our existing cash and cash equivalent balances and anticipated cash flows from operations will be sufficient to meet our operating and capital requirements for at least the next 12 months. However, revenues could decline below our expectations resulting in insufficient cash flow from operations or we may require additional financing to fund new product development, strategic investments in new markets, and strategic acquisitions. As a result, we could be required, or could elect, to raise additional funds during that period and we may need to raise additional capital in the future. Additional capital may not be available at all, or may only be available on terms unfavorable to us. With the exception of operating leases, we have not entered into any off-balance sheet financing arrangements, we have not established any variable interest entities, we do not have any unconditional purchase obligations, nor do we have non-cancelable commitments for capital expenditures

Critical Accounting Policies

There were no material changes in any of our critical accounting estimates or judgments during the second quarter of 2004.

Revenue Recognition

A majority of our sales are through third party distributors, system integrators and original equipment manufacturers. Revenue from product sales to customers is recognized upon shipment when shipped FOB our plant or upon receipt by the customer when shipped FOB destination, if a signed purchase order exists, the price is fixed or determinable, collection of the resulting receivable is considered reasonably assured and product returns can be reasonably estimated. Subsequent to the sale of the products, we have no obligation to provide any modification or customization, upgrades, enhancements or post contract customer support. Upon revenue recognition, we provide for the estimated costs that may be incurred for product warranties. We estimate sales returns and warranty costs based on historical experience and the best information we have at the time we report our financial statements. Actual results could differ from these estimates.

Sales agreements with our distributors provide stock rotation rights to our distributors and price allowance rights to certain distributors for products sold to specific customers approved by the Company in advance. In accordance with Statement of Financial Accounting Standards (SFAS) No. 48, paragraph 6, we record revenue upon shipment to distributors because at the time of shipment, we can reasonably estimate returns and price allowances based on historical experience. Estimated accruals for stock rotation and price allowance are recorded at the time of shipment as reductions of sales. Price allowances are accrued as a voluntary sales incentive in accordance with Emerging Issues Task Force (EITF) 01-09. Therefore, price allowances are accrued at the later of the date of revenue recognition or when the sales incentive is offered to the distributor.

Installation and engineering service revenue is recognized when services are rendered, or when an identifiable portion of the contract is completed, no significant post-delivery obligations exist and collection of the resulting receivable is considered reasonably assured. As of June 30, 2004, the Company had $55,000 in deferred revenue.

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

Valuation of Long-Lived Assets

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We review the recoverability of our long-lived assets, such as fixed assets, goodwill and intangible assets, when events or changes in circumstances indicate that the carrying amount of the asset or asset group may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset or asset group from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between the estimated fair value and carrying value. The measurement of impairment requires management to estimate future cash flows and the fair value of long-termed assets. Approximately half of our intangible assets result from the acquisition of MSD, which is part of our SPG segment. As of June 30, 2004, we have determined that the recorded value of our intangible assets were fully recoverable. We will continue to assess the fair value of our intangible assets including those associated with MSD.

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

Our operating results may fluctuate.

We have experienced fluctuations in annual and quarterly operating results and anticipate that these fluctuations will continue. Our operating results may fluctuate for many reasons, including but not limited to:

  variations in the timing and size of, or cancellations or reductions of, customer orders and shipments;
  variations in the availability, cost and quality of components from our suppliers, particularly from our single source suppliers and suppliers of scarce components;
  competitive factors, including pricing, availability and demand for competing products;
  constraints on our manufacturing capacity;
  variability of the product development and sales cycle with our customers;
  variations in our manufacturing yields and other factors affecting our manufacturing costs;
  changes in our sales prices;
  changes in the mix of products with different gross margins;
  failure to meet milestones under any significant development contracts;
  obsolescence of our component inventories;
  hiring and loss of personnel, particularly in manufacturing, research and development and sales and marketing;
  product defect claims and associated warranty expenses; and
  changes in the overall economic conditions that we, our customers, and our suppliers experience.

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

The market for automation safeguarding and specialty sensors is highly competitive. Many competitors have substantially greater name recognition and technical, marketing and financial resources than we have. Competitive pressures could reduce market acceptance of our products and result in price reductions, decreased revenues and increases in expenses.

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

Our operations have been and may continue to be negatively impacted by uncertain global economic and political conditions.

Our business may suffer as a result of general economic and political conditions in the U.S. and abroad. In 2002 and 2001, there was a rapid and severe downturn in the U.S. market and global economy. Terrorist acts or acts of war could cause damage or disruption to us or to our suppliers and our customers. Fears of global recession, war, and terrorism may have serious detrimental effects on the U.S. and global economies. Such conditions could further dampen consumer confidence and cause our customers to slow or cease spending on our products.

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

We are greatly dependent on the ability to retain key management and technical personnel, and our future success is highly dependent upon the personal efforts of our management and technical personnel. The loss of services of any one of them could have a negative effect on our business, financial condition, and results of operations. Our success will also be dependent in part upon our ability to attract, retain, and motivate highly skilled employees. We may need to offer additional compensation or incentives to attract and retain these and other employees.

If we are unable to successfully develop our international sales efforts, our results of operations may suffer.

We have to develop, integrate, and expand our international distribution networks in an effort to increase international sales of our products. We may not be successful in developing or expanding the international distribution network or in marketing and selling products in foreign markets. If the revenues generated by our international sales are not adequate to recover the expense of establishing, expanding, and maintaining an international distribution network, our business, financial condition, and results of operations could be negatively affected. If international sales become a more significant component of net sales, our business could become more vulnerable to the risks inherent in doing business internationally, including:

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

The existence or occurrence of any one of these factors could have a negative effect on our business, financial condition, and results of operations.

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

PART II - OTHER INFORMATION

Items 1 through 3 and 5 are not applicable for this reporting period.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of shareholders held on May 27, 2004, the shareholders re-elected the following to the Board of Directors, Anthony R. Lazzara: 9,494,042 shares for, Joseph J. Lazzara: 9,494,342 shares for, James A. Lazzara: 9,493,942 shares for, James A. Ashford: 9,494,182 shares for, Carl H. Frei: 9,534,940 shares for, Bernard L. Ploshay: 9,494,742 shares for and Richard S. Baldwinson: 9,534,840 shares for.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following documents are filed as a part of this Report:

Exhibit 3.1 -	Articles of Incorporation, as amended, are incorporated by reference to the Registrant's Form 10- K for the year ended December 31, 1988, Exhibit 3.1.
Exhibit 3.3 -	By-Laws are incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 1985, Exhibit 3.
Exhibit 4.1 -	1997 Employee Stock Purchase Plan is incorporated by reference to the Registrant's Registration Statement on Form S-8 dated October 2, 1998.
Exhibit 4.2 -	1997 Stock Plan is incorporated by reference to the Registrant's Registration Statement on Form S-8 dated October 2, 1998.
Exhibit 24.1 -	Power of Attorney is incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 2003, Exhibit 24.1.
Exhibit 31 -	Section 302 Certification of Chief Executive and Chief Financial Officers PDF
Exhibit 32 -	Section 906 Certification of Chief Executive and Chief Financial Officers PDF

(b)

A Report on Form 8-K was filed on April 30, 2004 furnishing the First Quarter Earnings Release of Scientific Technologies Incorporated to the Securities and Exchange Commission.

A Report on Form 8-K was filed on June 7, 2004 reporting the dismissal of PricewaterhouseCoopers and the appointment of BDO Seidman, LLP as independent accountants of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCIENTIFIC TECHNOLOGIES INCORPORATED Registrant
Date: August 16, 2004	/s/Joseph J. Lazzara Joseph J. Lazzara President and Chief Executive Officer (Principal Executive Officer)

Date: August 16, 2004	/s/ Richard O. Faria Richard O. Faria Vice-President and Chief Financial Officer (Principal Financial Officer)