Form 10-Q
period 2004-09-30
SCIENTIFIC TECHNOLOGIES INC
filed 2004-11-15
CIK 708250

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004 or

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

Common stock outstanding as of October 15, 2004 was 9,755,033 shares.

SCIENTIFIC TECHNOLOGIES INCORPORATED
Three and Nine Months Ended September 30, 2004
INDEX

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

SCIENTIFIC TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEET
 (Unaudited, in thousands, except for per share and share data)

Assets	Sep. 30, 2004	Dec. 31, 2003
Current assets:
Cash and cash equivalents	$ 3,098	$ 2,312
Accounts receivable, net	8,620	8,139
Inventories	10,784	9,281
Deferred income taxes	2,775	2,015
Receivable from Parent	737	838
Prepaid expenses and other assets	310	671
Total current assets	26,324	23,256

Property and equipment, net	3,650	3,740
Goodwill	803	1,500
Other intangible assets, net	6,557	8,821
Investment in affiliate	525	363
Total assets	$37,859	$37,680
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$ 2,498	$ 2,758
Accrued expenses	3,923	3,267
Current portion of capital lease with Parent	68	68
Total current liabilities	6,489	6,093

Commitments and contingencies

Capital lease with Parent	113	164
Deferred income taxes	1,134	1,134
Total liabilities	7,736	7,391
Shareholders' equity:
Common stock, $.001 par value; 100,000,000 shares authorized; 9,755,033 and 9,711,153 shares issued and outstanding	10	10
Capital in excess of par value	5,912	5,792
Retained earnings	24,201	24,487
Total shareholders' equity	30,123	30,289
Total liabilities and shareholders' equity	$37,859	$37,680

The accompanying notes are an integral part of these financial statements.

SCIENTIFIC TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
 (Unaudited, in thousands, except per share data)

	For the three months ended		For the nine months ended
	Sep. 30, 2004	Sep. 30, 2003	Sep. 30, 2004	Sep. 30, 2003

Sales	$14,604	$14,001	$44,876	$41,233

Write down of intangible assets	727	--	727	--

Cost of sales	9,176	8,719	26,946	24,260

Gross profit	4,701	5,282	17,203	16,973

Operating expenses:
Selling, general and administrative	4,296	4,454	13,081	13,041
Research and development	960	1,066	2,990	3,394
Write down of intangible assets	1,275	--	1,275	--
Amortization of intangible assets	170	170	511	505
Total operating expenses	6,701	5,690	17,857	16,940

Income (loss) from operations	(2,000)	(408)	(654)	33

Interest and other income, net	76	11	193	50

Income (loss) before income taxes	(1,924)	(397)	(461)	83

Provision (benefit) for income taxes	(731)	(151)	(175)	31

Net income (loss)	$(1,193)	$ (246)	$ (286)	$ 52

Net income (loss) per share:
Basic and diluted	$ (0.12)	$ (0.03)	$ (0.03)	$ 0.01

Shares used to compute net income (loss) per share: Basic Diluted	9,735 9,735	9,705 9,705	9,734 9,734	9,699 9,766

The accompanying notes are an integral part of these financial statements

SCIENTIFIC TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
 (Unaudited, in thousands)

	For the nine months ended
	Sep. 30, 2004	Sep. 30, 2003

Cash flows from operating activities
Net income (loss)	$ (286)	$ 52
Adjustments to reconcile net income (loss) to cash
provided by operating activities:
Allowance for doubtful accounts	(164)	(37)
Impairment of goodwill and intangible assets	2,002	-
Depreciation and amortization	1,962	2,010
Gain on equity investment in affiliate	(162)	-
Changes in assets and liabilities
Accounts receivable	(317)	(528)
Inventories	(1,503)	(88)
Receivable from Parent	101	(1,140)
Deferred income taxes	(760)	-
Prepaid expense and other assets	361	173
Accounts payable	(260)	(266)
Accrued expenses	656	291
Cash flows provided by operating activities	1,630	467

Cash flows from investing activities
Purchase of property and equipment	(913)	(1,274)

Cash flows from financing activities
Repayment of capital lease with Parent	(51)	(51)
Issuance of common stock	120	95
Cash flows provided by financing activities	69	44

Change in cash and cash equivalents	786	(763)

Cash and cash equivalents at beginning of period	2,312	2,620
Cash and cash equivalents at end of period	$ 3,098	$ 1,857
Supplemental disclosure of cash flow information:
Cash paid to Parent for income taxes	$ 585	$ 31

The accompanying notes are an integral part of these financial statements.

SCIENTIFIC TECHNOLOGIES INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

1. INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2004 and 2003 are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States of America and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the financial position, results of operations and cash flows of Scientific Technologies Inc. (the "Company") and its subsidiaries for all periods presented.

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

Nine Months Ended September 30
	2004	2003
Net income (loss), as reported	$ (286)	$ 52
Add: Stock-based compensation included in the statement of operations.	-	-
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of tax	52	71
Pro forma net loss	$ (338)	$ (19)
Net income (loss) per share - basic and diluted:
As reported	$ (0.03)	$ 0.01
Pro forma	$ (0.03)	$ (0.01)

Options to purchase 22,000 shares of common stock were granted in the nine months ended September 30, 2004. The assumption regarding the annual vesting of these stock options was 20% - 25%. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004: Dividend yield of 0.0%; expected volatility of 45%; risk-free interest rate of 1.00% to 1.43; and expected life of four to five years.

2. INVENTORIES

Inventories consist of the following (in thousands):

	Sep. 30, 2004	Dec. 31, 2003
Raw materials	$ 5,316	$4,692
Subassemblies	1,590	911
Work in process	887	1,225
Finished goods	2,991	2,453
	$ 10,784	$ 9,281

3. NET INCOME PER SHARE

A reconciliation of the numerators and denominators used to compute basic and diluted income per common share is provided below.

	(In thousands)		(Per share)
	Income	Shares	Amount
Three months ended September 30, 2004
Basic and dilutive loss per share calculation	$ (1,193)	9,735	$ (0.12)
Three months ended September 30, 2003
Basic and dilutive loss per share calculation	$ (246)	9,705	$ (0.03)
Nine months ended September 30, 2004
Basic and dilutive loss per share calculation	$ (286)	9,734	$ (0.03)
Nine months ended September 30, 2003
Basic earnings per share calculation	$ 52	9,699	$ 0.01
Effect of dilutive securities Stock options		67
Diluted earnings per share calculation	$ 52	9,766	$ 0.01

4. RELATED PARTY TRANSACTIONS

The Company provides certain management services to the Parent such as general management and accounting services. The Company charges the cost of these services to the Parent based upon the amount of time employees spent providing these services. Management services charged by the Company to the Parent for the three and nine months ending September 30, 2004 totaled $82,000 and $245,000, respectively. Management services charged by the Company to the Parent for the three and nine months ending September 30, 2003 totaled $77,000 and $271,000, respectively.

The Company leases essentially all of a 95,000 square foot facility owned by an affiliate of the Parent. The Company also leases another 25,000 square feet in another facility owned by the same affiliate. Overhead costs are allocated primarily on the basis of square footage utilized.

The Company utilizes a receivable from/payable to Parent account to record activity including cash received, cash disbursed and amounts owed to and receivable from the Parent for allocated charges. The net effect of transactions with the Parent resulted in a receivable from Parent of $737,000 at September 30, 2004. In addition, the Company is party to a capital equipment lease of $181,000 at September 30, 2004 under which the Parent is the lessor.

The Company is included in the consolidated tax return of the Parent, but provides for income taxes on a separate return basis pursuant to a tax sharing arrangement, which limits the Company's tax liability to the amount payable to the Parent. Income taxes payable are recorded as a reduction to the receivable from Parent account or as an increase to the payable to Parent account.

The Company owns 50% of Aurora Technology Pte. Ltd ("Aurora"), in a joint venture with Amplus Communication Pte. Ltd. Aurora, a Singapore manufacturing company, manufactures and sells sub-assemblies and other components to the Company and others. The Company is accounting for this investment under the equity method and at September 30, 2004, the Company's investment in Aurora was $525,000.

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

Financial information for each product group is as follows: (in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Safety Products
Sales	$12,522	$11,861	$37,859	$34,792
Group operating profit (loss)	(1,962)	107	(894)	1,455

Automation Products
Sales	$ 2,082	$ 2,140	$ 7,017	$ 6,441
Group operating profit (loss)	(38)	(515)	240	(1,422)

	At
	Sep. 30 2004	Dec. 31 2003
Total Assets
Safety Products	$32,203	$32,469
Automation Products	5,656	5,211
Total	$ 37,859	$ 37,680

The Company operates principally in the United States. Sales to foreign customers represented 13% of total sales in the three and nine months ended September 30, 2004, compared to 12% in the comparable periods in 2003.

6. COMMITMENTS AND CONTINGENCIES

The Company offers warranties on certain products and records a liability for the estimated future costs associated with warranty claims, which is based upon historical experience and the Company's estimate of the level of future costs. A reconciliation of the changes in the Company's warranty liability follows (in thousands):

	Three months ended September 30,
	2004	2003
Warranty accrual at beginning of period	$221	$228
Accruals for warranties issued	54	35
Expenses incurred	(57)	(41)
Warranty accrual at end of period	$ 218	$ 222
	Nine months ended September 30,
	2004	2003
Warranty accrual at beginning of period	$221	$241
Accruals for warranties issued	96	131
Expenses incurred	(99)	(150)
Warranty accrual at end of period	$ 218	$ 222

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

Sales for the three and nine months ended September 30, 2004 increased 4% and 9% to $14,604 and $44,876, respectively from $14,001 and $41,233 in the comparable periods in 2003. During the third quarter and first nine months of 2004, we experienced increased safety product sales by the Safety Products Group ("SPG"), project and service revenue declines, respectively, compared to the same periods in 2003. The increased unit sales growth by SPG was primarily related to an increase in the number of safety products sold. The Automation Products Group ("APG") reported a sales decline of 3% for the third quarter of 2004 and an increase of 9% for the nine months ended September 30, 2004 compared to the same periods in 2003. APG declines in sales of level and pressure products in the third quarter were partially offset by increased sales of ultrasonic products. The nine month sales growth was due to increased sales of level products in the first six months of 2004.

Gross profit as a percent of sales declined to 32% and 38%, respectively, for the third quarter and first nine months of 2004 from 38% and 41% in the comparable periods in 2003. This was primarily due to the write down of a portion of certain intangible assets associated with the acquisition of the Machine Services Division ("MSD"). Excluding the write down, gross margins would have been 37% and 40% of sales, respectively, for the 2004 periods. SPG margin declined primarily due to lower sales combined with constant fixed cost at MSD. This decline was partially offset by higher margins at APG, which resulted from a change in the mix of products sold to those bearing a lower relative cost. Gross profit declined $581 and grew $229 to $4,701 and $17,203 in the three and nine months ended September 30, 2004 from $5,282 and $16,973 recorded in the same periods of 2003.

Selling, general and administrative expenses for the three months ended September 30, 2004 declined 4% to $4,296 from $4,454 in the same period of 2003. This was primarily the result of $59 of expenses associated with the relocation of APG's PSI-Tronix Division to Logan, Utah in 2003. As a percentage of sales for the three months ended September 30, 2004, selling, general and administrative expenses improved to 30% compared to 32% for the same period in 2003. For the nine months ended September 30, 2004, selling, general and administrative expenses increased slightly to $13,081 from $13,041 in 2003. Increased SPG and corporate personnel costs of $375 were partially offset by the lowered personnel costs of $228 at APG due to the PSI-Tronix relocation in 2003. As a percentage of sales for the nine months ended September 30, 2004, selling, general and administrative expenses improved to 29% compared to 32% for the same period in 2003.

Research and development expenses declined 10% and 12% to $960 and $2,990 during the three and nine months ended September 30, 2004 from to $1,066 and $3,394 recorded in the comparable periods in 2003. This was primarily the result of lower staffing levels, and reduced consulting expenses in both 2004 periods compared to the comparable 2003 periods. As a percentage of sales, research and development expenses in the third quarter and first nine months of 2004, were 7% compared to 8% for the same periods of 2003.

Our effective income tax rate for the three and nine months ended September 30, 2004 was 38%. We recognized a 38% benefit for income taxes for the third quarter and first nine months of 2004, compared to a benefit of 38% in the third quarter of 2003 and a provision of 38% for the first nine months of 2003. Income taxes payable or receivable are calculated on a stand alone basis and are recorded as a payable to or receivable from our parent, which, in turn files a consolidated tax return, including our accounts.

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

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	Over 5 years
Capital Lease Obligations	$ 181	$ 68	$ 113	$ -	$ -
Operating Leases	$3,118	$195	$1,543	$690	$690
Total	$3,299	$263	$1,656	$690	$690

Liquidity and Capital Resources

(Amounts in thousands)

We had cash and cash equivalents at September 30, 2004 and December 31, 2003 of approximately $3,098 and $2,312 respectively.

For the nine months ended September 30, 2004, cash from operations was $1,630 compared to $467 in the same 2003 period. This was primarily due to a $2,002 non cash impairment charge and $1,962 of non-cash depreciation and amortization expense, partially offset by increased inventory, lower accounts payable, and increased accrued expenses. Our inventory balances increased 16% in the nine months ended September 30, 2004, as a result of our building inventory to support increased sales and new product introductions. In light of this, we expect a modest increase in inventory during the balance of 2004.

Available bank borrowings were $6,100, all of which were unused at September 30, 2004. The Company's revolving line of credit was renewed through June 30, 2005. We are in compliance with all loan covenants under this facility, thus the full $6,100 facility is available to us, if needed.

We believe that our existing cash and cash equivalent balances and anticipated cash flows from operations will be sufficient to meet our operating and capital requirements for at least the next 12 months. However, revenues could decline below our expectations resulting in insufficient cash flow from operations or we may require additional financing to fund new product development, strategic investments in new markets, and strategic acquisitions. As a result, we could be required, or could elect, to raise additional funds during that period and we may need to raise additional capital in the future. Additional capital may not be available at all, or may only be available on terms unfavorable to us. With the exception of operating leases, we have not entered into any off-balance sheet financing arrangements, we have not established any variable interest entities, we do not have any unconditional purchase obligations, nor do we have non-cancelable commitments for capital expenditures.

Critical Accounting Policies

There were no material changes in any of our critical accounting estimates or judgments during the third quarter of 2004.

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

Sales agreements with our distributors in certain instances provide stock rotation and price allowance rights. In accordance with Statement of Financial Accounting Standards (SFAS) No. 48, paragraph 6, we record revenue upon shipment to distributors because at the time of shipment, we can reasonably estimate returns and price allowances based on historical experience, and because we have visibility into the distributor's inventory. Estimated accruals for stock rotation and price allowance are recorded at the time of shipment as reductions of sales. Price allowances are accrued as a voluntary sales incentive in accordance with Emerging Issues Task Force (EITF) 01-09. Therefore, price allowances are accrued at the later of the date of revenue recognition or when the sales incentive is offered to the distributor.

Installation and engineering service revenue is recognized when services are rendered, or when an identifiable portion of the contract is completed, no significant post-delivery obligations exist and collection of the resulting receivable is considered reasonably assured. In certain cases, we require the customer to provide a signed acceptance for the installation or engineering services performed. In these cases, all revenue is deferred until we receive written acceptance from the customer and all other revenue recognition criteria have been met. As of September 30, 2004, the Company had $55 in deferred revenue.

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

Valuation of Long-Lived Assets

We review long-lived assets for impairment on at least a quarterly basis, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset or asset group from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between the estimated fair value and carrying value. The measurement of impairment requires management to estimate future cash flows and the fair value of long-termed assets. Approximately 40% of our intangible assets resulted from the acquisition of MSD, which is part of our SPG segment. As of September 30, 2004, we have determined that approximately $2,002 of the recorded value of the intangibles and goodwill associated with the MSD acquisition was not recoverable and recorded an impairment loss of $2,002 to reduce the goodwill and intangibles to their fair value. We will continue to assess the fair value of our remaining intangible assets including those remaining associated with MSD.

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

(b) There have been no significant changes in our internal control over financial reporting or in other factors identified in management's evaluation that could materially affect internal control over financial reporting during the period covered by this report on Form 10-Q, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Items 1 through 5 are not applicable for this reporting period.

Item 6. EXHIBITS.

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

SCIENTIFIC TECHNOLOGIES INCORPORATED Registrant
Date: November 15, 2004	/s/Joseph J. Lazzara Joseph J. Lazzara President and Chief Executive Officer (Principal Executive Officer)

Date: November 15, 2004	/s/ Richard O. Faria Richard O. Faria Vice-President and Chief Financial Officer (Principal Financial Officer)