Form 10-K
period 2004-12-31
SCIENTIFIC TECHNOLOGIES INC
filed 2005-03-31
CIK 708250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

The aggregate market value of voting stock held by non-affiliates of the Registrant, based on the closing sales price of Common Stock on June 30, 2004 as reported by the NASDAQ Market System, was approximately $6,534,066. Such amount excludes shares held by registrant's current directors and officers and by each person who owns 5% or more of the outstanding Common Stock in that such persons may be deemed to be "affiliates" as that term is defined pursuant to the Rules and Regulations of the Securities Exchange Act of 1934. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant's Common Stock outstanding as of March 30, 2005 was 9,768,401 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy statement to be filed with the Securities and Exchange Commission in connection with the Company's 2005 Annual Annual Meeting of Shareholders ("the Proxy Statement") are incorporated by reference in Part III of this Form 10-K.

SCIENTIFIC TECHNOLOGIES INCORPORATED

2004 ANNUAL REPORT ON FORM 10-K

INDEX

PART I

Item 1. BUSINESS

This Annual Report contains forward-looking statements that involve risks and uncertainties. The statements contained in this Annual Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, but are not limited to, statements regarding our research and development expenditures in 2005; the relocation of our operations in Tulare, California: our compliance with environmental protection laws; our plans to raise additional capital; the impact of workplace safety issues, safety market growth and the prospects in the oil and gas, and water and waste water markets. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Factors that could affect our actual results include the level and timing of customer orders, the mix of products sold, fluctuations in sales of complementary third party products with which our products are sold, the timing of operating expenditures, general economic conditions in the U.S. and abroad, particularly in Asia and Europe, competition, our ability to introduce successful new products and other factors. You should carefully read the factors discussed in this Annual Report under the caption "Factors That May Affect Future Results."

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

Our Products and Markets

1. Safety Products Group: Our leading product group, which accounted for the majority of our sales in 2004, 2003 and 2002.

a. Safety Light Curtains., Our safety light curtains consist of a family of optical guarding products, also called presence sensing devices, used to safeguard personnel in manufacturing environments against injury caused by robots and automated machinery. We offer several product variations, providing customers with a broad line of optical guarding solutions.

Safety light curtains consist of separate transmitter and receiver units. The transmitter emits a "curtain" of infrared light beams in front of the hazard area. When one or more of the beams are blocked, this is detected by the receiver and the light curtain sends a stop signal to the guarded machine. Light curtains are extremely versatile and can guard areas that are more than 100 feet wide. By the use of mirrors, the light beams can be diverted around corners to surround multiple sides of a machine. Safety light curtains are available with different light beam spacings, which make them suitable for many applications. The spacing of the infrared light beams, and the optical design employed determine the resolution, or object detectability, of the safety light curtain.

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

Our safety light curtain offering includes the following products:

  The MiniSafe, designed for inclusion in systems offered by original equipment manufacturers, or OEMs, and end user applications. Depending on the model selected, MiniSafe light curtains are available in incremental sizes ranging from approximately 260 millimeters to 2,100 millimeters in coverage height. The operating distance, the distance between the transmitter and receiver, is up to 20 meters. These products are offered in various configurations with many features to meet a wide variety of machine guarding applications.

  The MicroSafe MC4700 series light curtain product features an ultra-compact transmitter and receiver that offers protected heights from 100 millimeters to 1,800 millimeters. Superior response time and excellent resolution, allow the MC4700 to be mounted closer to the danger points of hazardous operation. The MC4700 includes features such as: individual beam indicators, exact channel select, floating blanking, auxiliary outputs, two digit display diagnostic, and a simple 3-box design. Designed for use in locations in which space is limited, the small size of the MicroSafe allows it to be integrated with the support framing used on many automated industrial machines.

  The MegaSafe MG4600 is a full featured, heavy duty product designed to meet the safeguarding requirements for robust applications, such as automotive manufacturing.

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

  The MP2100 Protective Light Curtain, designed to provide a reliable, low cost guarding solution for equipment where the safety assessment indicates a low risk of injury. The MP2100 was designed primarily for international markets, where this type of product has been used in a variety of low risk applications.

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

We also manufacture and sell the Vehicle Scanner Series of high speed, profiling scanners utilized in automated highway toll collection systems. These scanners are used for vehicle detection, separation and classification, providing imaging information to a host computer, which determines the appropriate toll to be charged in an automatic fare collection application. STI Vehicle Scanners have been selected or installed on a number of bridges and toll roads both in the United States and internationally. Domestic locations include the Triborough and Verrazano Narrows bridges in New York, a number of bridges in the San Francisco Bay Area, including the Golden Gate Bridge and the San Francisco-Oakland Bay Bridge, and toll roads in Pennsylvania, Colorado, Florida, Maine, New Jersey and Kansas. International locations include China, France, Belgium, Singapore and Brazil.

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

c. Pressure Transducers, Digital Pressure Gauges, Displacement and Velocity Transducers, and Pressure Comparators. These products are used in a variety of factory automation, aerospace, medical, semiconductor, oil and gas markets and applications. During 2003, we consolidated the engineering, manufacturing, administration and sales operations of these products into our facility in Logan Utah. A small assembly operation in Tulare, California was relocated to Logan in the first quarter of 2005.

d. Data Acquisition and Communication equipment. Data Dolphin products are data loggers serving APG's focused markets of oil and gas, water and waste water management. They collect various measurement data, store it in memory and allow database retrieval through a wide variety of wired and wireless communication systems including Ethernet and cellular systems.

e. Control Components, Power Monitoring and Defense Electronics. We manufacture and market a variety of sensors and relays for commercial and defense customers. Such products include custom magnetic components, current sensors, RPM sensors, voltage sensors, current monitors, time delay relays, flashers, phase sequence relays and indicators, DC to DC converters, and isolation transformers. We market and sell these products directly to end customers or specialty resellers.

We are qualified as a supplier of a variety of military-specified sensors and controls. Many of these products are selected for use on military and general aviation aircraft and ground support systems. Products are sold to original equipment manufacturers, government agencies and end users.

Our mission to provide tailored solutions for measurement applications is reflected in the structure, operations, and channels to market of our Automation Products Group. A traditional geography-based sales channel, utilizing independent representative sales organizations was established in 2003, for this business unit. The current market focus includes oil and gas exploration and production, aerospace industries, hydraulic equipment OEMs, water/waste-water management and semiconductor manufacturing. In order to satisfy another important step in maximizing resource utilization in our Automation Products Group, we focus our product development efforts in custom and modified products for specific volume OEM customers. This is in sharp contrast to a more traditional, capital intensive effort to cover every possible product range.

3. Distribution of Third-Party Products

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

Research and development

In order to meet the changing needs of our customers, we engage in research and development both to introduce new products and to improve existing products. In addition, we modify products as necessary to meet original equipment manufacturers' requirements. At December 31, 2004, there were approximately 29 employees engaged in research and development activities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results - Technological Change and New Product Development."

In 2004, 2003, and 2002, we spent $3,978,000, $4,355,000, and $4,653,000, respectively, on engineering, research and development. In addition to new products and enhancements to existing products, our research and development efforts are directed towards qualifying our light curtains, scanners and sensors for sale in foreign countries and qualifying products that we import for sale in the U.S. We anticipate that the level of research and development expenditures in 2005 to be consistent with 2004.

Patents and trademarks

We hold twenty two US patents and nine US registered trademarks. In addition, we have been licensed by our parent company to use three patents for its products and eight US registered trademarks, including the use of its logo "STI". Scientific Technology, Scientific Technologies, Datricon, STI, the STI logo, OptoSwitch, OptoData, OptoSafe and Fiberlens, are registered trademarks of our parent company. Aegis, BeamSafe, DuoSafe, FlexSafe, FastScan, SpectraData, PartScan, QuadSafe, MegaSafe, MicroSafe, MiniProtect, MiniSafe OptoFence, OptoShield, TouchStart, and ValuScan are trademarks of the Company. This Annual Report on Form 10-K also refers to trademarks and service marks of other companies and entities.

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

Our competitors include, among others, Banner Engineering, Cutler Hammer, Danaher Controls, Eaton Corporation, Honeywell, Keyence, Link Controls, Omron, Rockwell Automation, Sick Optic-Electronic, Inc, Wika, Ashcroft, Celesco and MSI. Competitors of the control components power monitoring and defense product lines include several of the above-mentioned firms and also Hi-G, Logitek, SCI Systems, Inc., Technitrol, and Xentek. Certain of our suppliers, including Rockwell/EJA, also compete with us. In addition, we face indirect competition from present and potential end users who from time to time evaluate the "make or buy" decision of whether to manufacture their own components or purchase them from outside sources.

Competition is based primarily upon product quality, performance and price. We believe that we generally compete favorably with respect to these factors. To maintain our competitive position, we will continue to devote substantial resources to the development of new products and improvements to current products. See "Business - Research and Development."

Foreign operations

We have no foreign manufacturing operations. We have international sales offices in the United Kingdom, Japan, Singapore and China. We closed our European sales office 2004. Our products are also sold in foreign countries by distributors and independent sales representatives. Foreign sales represented 13% of sales in 2004, 12% in 2003 and less than 10% of sales in 2002. The Company's sales by geographic location of customers in 2004 were: North America - $55,619,000, Europe - $779,000 and Asia - $2,027,000.

Customers

One customer, H.H Barnum, an independent distributor, accounted for 10% of sales in 2004. No customer represented more than 10% of sales in 2003 or 2002. Aggregate sales to both government agencies and government contractors represented less than 5% of sales in 2004, 2003 and 2002.

Costs and effects of compliance with environmental laws

Compliance with environmental protection laws or similar ordinances is not expected to have any material affect on our business.

Employees

At December 31, 2004, we employed approximately 352 full time employees. Included in this total were the common manufacturing, support and administrative staff that we share with our parent and its other subsidiaries at the Dumbarton Circle facility in Fremont, California.

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

The Automation Products Group (APG) is located in a 25,000 square foot building in Logan, Utah. This facility is owned by an affiliate of our parent. APG also leases a 25,000 square foot facility in Tulare, California, of which 20% is currently utilized. The operations that were located in the unused portion of this building were consolidated to Logan, Utah in 2003. The remaining Tulare operations were relocated to Logan in 2005, as the current lease expired.

STI Machine Services is located in an 8,585 square foot facility in Anaheim, California. This facility is owned by a current employee and previous owner of the Company.

We are currently assessing our needs for additional space for our Logan, Utah operations, otherwise, we believe that our current facilities are suitable to meet our operating needs.

See Note 12 of Notes to Consolidated Financial Statements for information regarding lease commitments and Note 2 regarding related parties.

We maintain insurance policies for property, casualty, fire, business interruption, workers compensation, general liability, product liability and directors and officers liability. There can be no assurance that in the future, we will continue to be able to obtain such insurance on commercially and economically feasible terms. In the event we were to suffer a claim not covered by insurance or if insurance coverage is insufficient, such claim could have an adverse effect on our operations or financial condition.

Item 3. LEGAL PROCEEDINGS

From time to time, we are subject to various legal proceedings that arise in the ordinary course of our business. Although we cannot predict the outcomes of these proceedings with certainty, our management does not believe that the disposition of these matters will have a material adverse effect on our financial position, results of operations or cash flows.

On January 19, 2005, Scientific Technologies Incorporated agreed to the terms of a settlement with Paul Davis Automation, Inc. one of our former manufacturer's representatives, relating to a lawsuit filed by Paul Davis Automation in the United States District Court, Eastern Division. In the lawsuit, Paul Davis Automation had alleged unpaid commission fees upon termination of a contract between the parties. Pursuant to the terms of the settlement agreement, we made a cash payment of approximately $600,000 to Paul Davis Automation, in complete and final settlement of all claims. This payment was made on February 14, 2005.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is traded on the NASDAQ National Market under the symbol STIZ. The stock tables in most daily newspapers list our Common Stock under "SciTech".

Price of Common Stock

The table below represents the quarterly high and low closing prices in the NASDAQ National Market.

2004	High	Low	2003	High	Low
1st Quarter 2nd Quarter 3rd Quarter 4th Quarter	$ 6.40 6.50 5.75 5.50	$ 4.62 5.14 4.91 4.06	1st Quarter 2nd Quarter 3rd Quarter 4th Quarter	$ 5.99 5.98 5.15 5.00	$ 3.36 3.83 4.05 4.01

The closing sales price of our Common Stock on March 16, 2005 was $4.32 per share.

Holders

There were 765 shareholders of record on March 16, 2005.

Dividends

No dividends were paid in 2002, 2003 or 2004.

Equity Compensation Plan

Please see Item 12 of this Annual Report on Form 10-K for disclosure relating to our equity compensation plans. Such information is incorporated by reference to our 2004 proxy statement.

Item 6. SELECTED FINANCIAL DATA

i) FIVE YEAR CONSOLIDATED FINANCIAL DATA
Year Ended December 31,

(In thousands except per share data)

Statement of operations data	2004	2003	2002	2001	2000
Net sales	$58,425	$55,494	$51,207	$49,053	$60,146
Income (loss) from operations	(7,858)	497	744	(2,474)	8,745
Net income (loss)	(5,118)	428	472	(1,425)	5,631
Basic income (loss) per common share	$ (.53)	$ .04	$ .05	$ (.15)	$ .58
Diluted income (loss) per common share	$ (.53)	$ .04	$ .05	$ (.15)	$ .58

	December 31,
Balance sheet data
Cash and cash equivalents	$ 3,457	$ 2,312	$ 2,620	$ 1,033	$ 4,048
Total assets	33,874	37,680	37,892	34,200	37,028
Shareholders' equity	25,371	30,289	29,750	29,234	31,591
Dividends declared per share	--	--	--	$ .11	$ .20

ii) QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)

(In thousands, except per share data)

2004	First Quarter	Second Quarter	*Third Quarter	*Fourth Quarter
Sales	$14,634	$15,637	$14,604	$13,550
Gross profit	6,068	6,433	4,701	645
Net income (loss)	324	583	(1,193)	(4,832)
Basic net income (loss) per common share	$ .03	$ .06	$ (.12)	$ (.50)
Diluted net income (loss) per common share	$ .03	$ .06	$ (.12)	$ (.50)

2003	First Quarter	Second Quarter	*Third Quarter	*Fourth Quarter
Sales	$12,959	$14,273	$14,001	$14,260
Gross profit	5,546	6,146	5,282	6,058
Net income (loss)	90	208	(246)	376
Basic net income (loss) per common share	$ .01	$ .02	$ (.03)	$ .04
Diluted net income (loss) per common share	$ .01	$ .02	$ (.03)	$ .04

* During the third and fourth quarters of 2005, we recorded intangible impairment charges of $2.0 million and $4.8 million. (See Note 4 of Notes to Consolidated Financial Statements of this report on Form 10-K)

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 31E of the Securities Exchange Act of 1934 that are based on our management's beliefs and assumptions and on information currently available to our management. Forward-looking statements include, but are not limited to statements regarding:

  Future results of operations, including statements regarding sales mix, cost of sales, investment in research and development activities, promotion of our products, trends in our operating expenses and provision for income taxes

  Business strategies, including expansion into new products, categories or countries:

  Financing plans, including the adequacy of financial resources to meet future needs;

  Industry environment, including relationships with significant customers and suppliers;

  The impact on our business and financial results of past and future acquisitions

We frequently identify our forward-looking statements by the use of words such as "may," "will," "should," " potential," "continue," " expects," "anticipates," "intends," "plans," " believes," and "estimates"

Forward-looking statements involve many risks, uncertainties and assumptions. Actual results may differ materially from those expressed in the forward-looking statements for a number of reasons, including those appearing under the caption "Factors That May Affect Future Results" and elsewhere in this Annual Report on Form 10-K. Except as required by law we undertake no obligation to update or revise any forward-looking statements after the date of this report.

Critical Accounting Policies

Revenue Recognition

The Company has product and services sales. During the years ended December 31, 2004 and 2003, product and services sales represented 92% and 8% of sales, respectively. The Company has sales to OEM's and distributors. During the years ended December 31, 2004 and 2003, $35.98 million, or 61% of sales and $34.11 million or 62% of our sales were sold to distributors, respectively.

Revenue from product sales to OEM's and distributors is recognized upon shipment when shipped FOB our plant or upon receipt by the customer when shipped FOB destination, if a signed purchase order exists, the price is fixed or determinable, collection of the resulting receivable is considered reasonably assured and product returns can be reasonably estimated. Subsequent to the sale of the products, we have no obligation to provide any modification or customization, upgrades, enhancements or post contract customer support.

Our agreements with our distributors include certain product rotation, price protection, and warranty rights. All distributors have the right to rotate slow moving products four times each fiscal year. The maximum dollar value of inventory eligible for rotation is equal to eight percent of our products purchased by the distributor during the previous fiscal year. In order to take advantage of their product rotation rights, the distributors must order and take delivery of additional products equal to at least the dollar value of the products that they want to rotate. Reserves for the right of return and restocking are established based on the requirements of Statement of Financial Accounting Standards ("SFAS") 48, Revenue Recognition when Right of Return Exists because we have visibility into our distributor's inventory and have sufficient history to estimate returns. We record a reserve based on historical trend. Stock rotation and returns estimates are recorded as reductions of sales and cost of sales.

Each distributor is also allowed certain rebates and price protection rights. If and when we reduce or plan to reduce the price of any of our products and the distributor is holding any of the affected products in inventory, we will credit the distributor the difference in price when it places its next order with us. We record an allowance for price protection reducing our net sales and increasing our accrued liabilities based on specific terms and historical trend. Price protection estimates are recorded as reductions of sales and warranty estimates are recorded against cost of sales.

The company provides a warranty to its customers for a period of 12 to 18 months. Upon revenue recognition, we provide for the estimated costs that may be incurred for product warranties. We estimate sales returns and warranty costs based on historical experience and the best information we have at the time we report our financial statements. Actual results could differ from these estimates. Warranty expenses are recorded against cost of sales.

Installation and engineering service revenue is recognized when services are rendered, or when an identifiable portion of the contract is completed, no significant post-delivery obligations exist and collection of the resulting receivable is considered reasonably assured. Service revenue was $4.4 million and $4.3 million for the years ended December 31, 2004 and 2003, respectively.

During the years ended December 31, 2004 and 2003, $36.0 million or 61% of sales and $34.1 million or 62% of sales were to distributors, respectively.

Allowance for Doubtful Accounts

We maintain allowances for estimated losses from the inability of our customers to make required payments. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we had in the past. A significant change in the liquidity or financial position of any one of our customers could have an adverse impact on the collectability of our accounts receivable and our future operating results. An account is written off or written down to its net realizable value, when we determine that and it is in bankruptcy, liquidation or cannot be located or the cost of collection exceeds the realizable value of the account.

Inventory Valuation

We value our inventory at the lower of the actual cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. We regularly review inventory quantities on hand and may write-down excess and obsolete inventory based primarily on our historical consumption and our estimated forecast of product demand and production requirements. Demand for our products can fluctuate significantly. In addition, our industry is characterized by technological change, new product development, and product obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand. Our estimates of future product demand may differ from actual results, in which case we may adjust the provision required for excess and obsolete inventory. In the future, if our inventory is determined to be overvalued, we would be required to recognize such reduced value in our cost of goods sold at the time of such determination. Likewise, if our inventory is determined to be undervalued, we may have over-reported our costs of goods sold in previous periods and will not recognize such additional operating income until the time of sale. Therefore, although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results.

Valuation of Goodwill and Other Long-Lived Assets

We review the recoverability of our long-lived assets, such as fixed assets, goodwill, intangible assets and investments, when events or changes in circumstances indicate that the carrying amount of the asset or asset group may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset or asset group from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between the estimated fair value and carrying value. The measurement of impairment requires management to estimate future cash flows and the fair value of long-termed assets. In addition, we review the valuation of goodwill at least annually.

During 2004, we reviewed the financial forecasts and 2005 budgets for MSD, Lundahl Instruments and PSI-Tronix. Due to reduced revenue and margin levels, we determined that approximately $3.4 million of the book value of the MSD intangibles was not recoverable and recorded an impairment charge for this amount to reduce the MSD intangibles to their fair value. Based on a review of the expected cash flow versus the current book value of the assets related to the Lundahl acquisition, we determined that an impairment charge for the Lundahl reporting unit was not necessary. Based on our review of the cash flows related to the PSI-Tronix acquisition, we determined that a significant portion of these intangible assets was not recoverable and determined that an impairment charge of $3.4 million was required. We believe that while the technology, customer lists, and product lines still have value, the prolonged downturn in the semiconductor market for our products made it unlikely that we would recover the book value of the assets.

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

The Safety Products Group is influenced by separate, but related market forces: the demand for increased factory automation and the need for workplace safety. The market pressures of workplace safety include financial issues, such as workers' compensation and product liability insurance expenses as well as the safety regulatory forces of OSHA, local health and safety codes and international safety standards experienced by global customers. During 2004, we experience a positive influence by these market forces, as the safety market experienced overall growth. However, we have also experienced an increased number of companies entering the machine safety market as well, making for a more competitive market environment.

Our Automation Products Group provides tailored measurement, instrumentation and sensing solutions for a range of industrial markets. With the increasing price of oil experienced during the past several years, and the prospects for continued oil demand strong, the oil and gas markets, specifically the exploration and production sector, has become a primary market for APG during this past year. The Group is also focused on the water and wastewater market, with its maturing infrastructure as a sector that may create future opportunities for our pressure, level and instrumentation products. However, the semiconductor equipment sector has declined further this past year as a market for our pressure sensors.

Sales

The Company is organized into two product groups - the Safety Products Group ("SPG") and the Automation Products Group ("APG"). Group sales for the years ended December 31, 2004, 2003 and 2002 were (in thousands):

	2004	%	2003	%	2002	%
SPG APG	$ 49,041 $ 9,384	84% 16%	$ 46,708 $ 8,786	84% 16%	$ 43,493 $ 7,714	85% 15%

Sales in 2004 increased 5% to $58.4 million from $55.5 million in 2003. Sales by SPG increased $2.4 million or 5% from 2003 to 2004. This was primarily the result of increased unit sales at the Optical Sensor Division. Shipments of safety light curtains, interlocks and safety mats grew by 7%, 10%, and 19%, respectively, offsetting a 27% decline in sales of vehicle scanners. During 2004, APG sales increased 7% to $9.4 million, primarily due to increased sales of level sensing products that offset declines of 4% and 5% in sales of ultrasonic and pressure products respectively.

Sales in 2003 increased 8% to $55.5 million from $51.2 million in 2002. Sales by SPG increased $3.2 million or 7% from 2002 to 2003, as a result of increases of 6% in shipments of safety light curtains, 11% in shipments of profiling scanner products, 4% in interlock and relay shipments and 8% in safety mat sales. In addition, SPG's Machine Services Division ("MSD") recorded a 30% increase in revenue. Sales by APG grew $1.1 million or 14% due to increases of 27%, 8% and 5% in shipments of level products, control components and pressure products, respectively.

The table below summarizes operating costs and expenses as a percentage of sales for the most recent three years.

	2004	2003	2002
Sales	100%	100%	100%
Gross margin	31	42	43
Operating expenses:
Selling, general and administrative	36	32	31
Research and development	7	8	9
Amortization of intangibles	1	1	1
Total operating expenses	44	41	41
Income (loss) from operations	(13)	1	2
Interest and other income, net	--	--	--
Income (loss) before taxes	(13)	1	2
Provision (benefit) for income taxes	(4)	--	1
Net income (loss)	(9)%	1%	1%

Gross profit

2004 = $17.8 million
2003 = $23.0 million
2002 = $22.2 million
Decrease in 2004 = 23%
Increase in 2003 = 4%

Our gross profit decreased 23% to $17.8 million in 2004 from $23.0 million in 2003. This decrease reflected a decline in our gross margin to 31% of sales in 2004 compared to 42% of sales in 2003. This was primarily the result of impairment charges of $4.2 million relating to technology and product lines associated with our acquisitions of MSD and PSI-Tronix. In addition, both SPG and APG experienced a shift in the mix of products sold to those bearing a higher relative cost and were impacted by changes made to our inventory reserves.

Our gross profit in 2003 increased 4% over 2002, due to the increased sales. This trend was reflected in the results recorded by both SPG and APG. Our gross margin was 42% of sales in 2003 compared to 43% of sales in 2002, as a result of a shift in the mix of products sold to those bearing a higher relative cost.

Selling, general and administrative expenses

2004 = $21.1 million

2003 = $17.5 million
2002 = $16.1 million
Increase in 2004 = 17%
Increase in 2003 = 8%

Selling, general and administrative expenses increased by $3.6 million or 21% in 2004 compared to 2003. The increase was primarily due to impairment charges of $2.6 million relating to customer lists and trade names associated with our acquisitions of MSD and PSI-Tronix and a $600,000 settlement of a commission lawsuit with a former sales representative organization Selling, general and administrative expenses were 32% of sales in 2004 and 2003 compared to 36% of sales in 2002.

Selling general and administrative expenses increased $1.4 million or 9% in 2003 compared to 2002. This was primarily the result of higher marketing and selling costs associated with the expanded revenue. In addition, APG recorded $300,000 in expenses relating to the consolidation of the bulk of our Tulare, California operations into our Logan, Utah facility. This consolidation was essentially completed in 2004, with the exception of one small operation, which we expect to relocate in 2005.

Research and development expenses

2004 = $4.0 million
2003 = $4.4 million
2002 = $4.7 million
Decrease in 2004 = 9%
Decrease in 2003 = 6%

Product creation, development and enhancement have always been and continue to be an important factor in our long-term success. Investments in this area enable us to serve the factory automation market with increasingly sophisticated sensors and manufacturing control products.

As a result of the lowering of our reliance on outside contractors by approximately $101,000, a reduction of personnel costs of approximately $146,000 and lower material costs of approximately $138,000, we were able to reduce our research and development expenditures by 9% from 2003 to 2004.

As a result of the cost reduction measures introduced in 2001, and a lowering of our reliance on outside contractors, we were able to reduce our research and development expenditures by 6% from 2002 to 2003.

In 2004, 2003 and 2002, we introduced a number of new products and product enhancements. Consistent with our dedication to the development of new products, we anticipate that the level of research and development expenses will remain constant in 2005. To date, all product development costs have been expensed as incurred.

Income Taxes

As a result of the losses sustained in 2004, we recorded an income tax benefit of 33% of the loss for the year. Our effective income tax rate was 38% in 2003 and 2002. We expect that our effective tax rate provision for 2005 will be reasonably consistent with 2004. See Notes 1 and 5 of Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

During 2004, cash flows from operating activities amounted to $1.8 million. These cash flows were provided by depreciation and amortization, intangible impairment charges and increased accrued expenses, and were used to offset increased inventories, receivable from our parent and inventories, to purchase fixed assets and to reduce our capital lease obligation. Working capital amounted to $19.2 million at December 31, 2004, a 10% increase from $17.5 million at December 31, 2003. Our bank line of credit of $6.1 million was renewed in 2004 and extended to June 30, 2005. We have an option to convert up to $1.0 million of the credit line into a five-year term note. Secured by qualified receivables, fixed assets and inventories, borrowings under this credit line bear interest at the bank's prime rate. At December 31, 2004, none of the line of credit had been utilized.

In anticipation of new product introductions, our inventory increased 16% to $10.8 million, causing a corresponding increase in accounts payable. The payment of the $600,000 commission lawsuit settlement was made in the first quarter of 2005 This resulted an increase in accrued expenses in 2004.

We made certain capital expenditures during 2004, primarily for production, quality assurance, research and development equipment, information systems and software.

Consistent with our historical operations and our current plans for growth, we plan to make additional capital expenditures during 2005, primarily for production, quality assurance and research and development equipment. While we had no formal commitments at December 31, 2004, it is anticipated that capital expenditures in 2005 will be in excess of $1.0 million, predicated on our profitability and cash resources.

We believe that cash flow from operations and available bank borrowings will be sufficient to meet anticipated working capital requirements through at least 2005. While we continue to evaluate financing alternatives from time to time, we have no current plans to raise additional outside capital. At December 31, 2004, future minimum payments under our leases were as follows.

Payments Due by Period
	Less Than One Year	1-3 Years	3-5 Years	More Than 5 Years
Operating Lease Obligations	$1,058,000	$431,000	$378,000	$63,000
Capital Lease Obligations	$ 68,000	$ 96,000	--	--

Relationship with Parent

Intercompany transactions between us and our parent company include charges to our parent for management services provided by us, dividend payments to our parent, if any, and other cash transfers. Our parent files a consolidated tax return including our accounts. Our tax provision or benefit is calculated on a stand-alone basis, but includes our intercompany tax sharing arrangement.

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

Our operating results may fluctuate.

We have experienced fluctuations in annual and quarterly operating results and anticipate that these fluctuations will continue, which may cause the trading price of our common stock to decline. These fluctuations are caused by a number of factors described below and elsewhere in this section, including:

  the level and timing of customer orders;

  fluctuations in demand for complementary third party products with which our products are sold;

  changes in the mix of our products sold;

  timing of operating expenditures;

  timing of new product introductions;

  fluctuations in prices charged by our suppliers;

  seasonality of sales within our core markets;

  volatility in supply and demand affecting industrial control products generally, such as increases in the supply of competitive products and declines in selling prices; and

  economic conditions in the U.S. and abroad.

Our sales are dependent on independent distributors.

A majority of our sales are through third party distributors, system integrators and original equipment manufacturers. These resellers are not required to offer our products exclusively. We cannot assure that a reseller will continue to offer our products. In addition many of our resellers are privately owned firms which may not be well capitalized, as was demonstrated by the failure of two of our distributors during 2001. If our ability to sell products through these third parties is impaired, our results of operations would likely suffer.

The industrial manufacturing equipment industry, and the markets of customers that use our products, are highly cyclical.

Our continued success depends in large part on the vibrancy of various industries that use our products.  We operate in a cyclical industry that has been subject to significant economic downturns often in connection with, or in anticipation of, declines in general economic conditions.  These types of downturns have occurred numerous times in the past, most recently in 2001.  During such downturns, we experience reduced product demand, erosion of average selling prices and gross margins. Our business could be harmed in the future by additional cyclical downturns in the industrial manufacturing equipment industry or by slower growth by any of the markets served by our customers' products.

The markets in which we participate are intensely competitive.

Our core markets are intensely competitive. Many competitors have substantially greater name recognition and technical, marketing, distribution and financial resources than we have, and we may not be able to compete successfully with them in the future. Competitive pressures could also reduce market acceptance of our products and result in price reductions, decreases in revenues and increases in expenses. Competition in our core markets is based primarily on performance, quality, price and availability. If we do not compete successfully on these and other factors, our business, financial condition and operating results would be harmed.

Average sales prices of our products generally decline over time.

Average sales prices in the industrial manufacturing equipment market tend to decline over time as a result of competition, technological advances, manufacturing efficiencies and other factors.  Declines in average sales prices for our products, if not offset by reductions in the cost of producing those products or by sales of new products with higher gross margins, would decrease our gross margins, could cause a negative adjustment to the value of our inventories and could materially and adversely affect our operating results.

We do not have long term contracts with our customers.

Our customers generally purchase our products on a purchase-order basis and do not have long-term contracts with us. As a result, we cannot be certain that our customers will continue to order products from us at the same or higher levels as in the past. The loss of one or more significant customers, or a decline in overall orders from our customers, would harm our business and operating results.

In addition, the lack of long-term sales contracts and significant order backlog makes it difficult for us to forecast future sales with certainty or to accurately forecast component and product requirements. These factors expose us to a number of risks:

  if we overestimate our requirements we may be obligated to purchase more components or third-party products than are required;

  if we underestimate our requirements, our suppliers may have an inadequate product or product component inventory, which could interrupt manufacturing of our products and result in delays in shipments and revenues;

  we may also experience shortages of product components from time to time, which also could delay the manufacturing of our products; and

  over or under production can lead to higher expenses, lower than anticipated revenues, and reduced margins.

We may be unable to increase our international sales.

We are attempting to develop, integrate and expand our international distribution networks in an effort to increase international sales of our products. We may not be successful in developing or expanding our international distribution network or in marketing and selling products in foreign markets. If the revenues generated by our international sales are not adequate to recover the expense of establishing, expanding, and maintaining an international distribution network, our business, financial condition, and results of operations could be materially adversely affected. If international sales become a more significant component of net sales, our business would be more vulnerable to risks inherent in doing business internationally, including:

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

We depend upon suppliers and outsourced manufacturers, several of which are located outside of the U.S. Disruption of our access to these supplies and services, or problems with the quality of supplies or services, could prevent us from filling customer orders and harm our business.

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

For some of our products, including private label products, we rely on third party manufacturers for subassembly of products and for final assembly, quality assurance, and testing of some of our products. These outsourcing arrangements and any future outsourcing arrangements involve numerous risks, including reduced control over product quality, delivery schedules, manufacturing yields, and costs.

For certain products that we private label, we are dependent on third party suppliers.

We rely on third party suppliers for several finished products that we sell under the STI brand name. If we do not manage the relationship with the supplier properly or if the supplier stops providing us with these products, we may not be able to find replacement products in a timely manner or at all. This may prevent us from fulfilling customer orders and have an adverse impact on our financial results.

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

Product errors or defects could result in product recalls and claims against us.

We manufacture machine safety and automation sensing products, many of which are used in manufacturing, construction and other industrial environments. Errors or defects in our products could contribute to injuries, and could subject us to product liability claims. Any such claims would divert management's attention from our core business, would be expensive to defend, and could result in sizeable damage awards against us. Our existing product liability insurance coverage may be inadequate to protect us from any liabilities we might incur, and we may not be able to maintain this insurance or do so at a reasonable cost or on reasonable terms. Any product liability claim brought against us, with or without merit, could also increase our product liability insurance rates or prevent us from securing any coverage in the future. If a product liability claim or series of claims is brought against us for uninsured liabilities or is in excess of our insurance coverage, our business would suffer. In addition, such claims may require us to recall some of our products, which could result in significant costs to us.

Fluctuations in currency exchange rates would have an adverse effect on our operating results and financial condition.

While substantially all of our sales are denominated in U.S. dollars, we purchase material for resale denominated in British pounds and Euros, and, in the future, we may transact business in other foreign currencies. Increases in value of the U.S. dollar relative to foreign currencies have the effect of increasing the prices of our products in foreign markets and, as a result, could harm sales of our products in those markets. Conversely, declines in value of the U.S. dollar relative to foreign currencies, as we have recently experienced, has the effect of increasing our operating expenses by increasing the cost of materials we purchase for resale in British pounds and Euros. As a result, future volatility in currency exchange rates would have an adverse effect on our operating results.

An adverse evaluation of our internal controls over financial reporting could damage public perception of our financial statements and cause our stock price to decline.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404), beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2006, we will be required to furnish a report by our management on our internal control over financial reporting. The report must contain a statement as to whether or not our internal controls over financial reporting are effective. In addition, our independent auditors must attest to and report on management's assessment of such internal controls.

We have begun to expend significant resources to perform the system and process documentation and evaluation needed to comply with Section 404. However, if we and our auditors are unable to adequately test our internal controls, or if during this process we identify one or more significant deficiencies or material weaknesses in our internal controls over financial reporting which we are unable to remedy prior to December 31, 2006, we may be unable to assert that our internal controls over financial reporting are effective or our auditors may be unable to attest that our management's report is fairly stated. In such case, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

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

We may need to raise additional capital

It is possible we may need to raise additional funds in the future, and this additional financing may not be available to us in favorable terms, if at all. We may also require additional capital to acquire or invest in complementary businesses or products or obtain the right to use complementary technologies. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. If we issue debt securities to raise funds, we may incur significant interest expense, which would harm our profitability. The issuance of debt securities may also require us to agree to various restrictions typical of debt securities, including limitations on further borrowing and our right to pay dividends

Our operations have been and may continue to be negatively impacted by uncertain global economic and political conditions

Our business may suffer as a result of general economic and political conditions in the U.S. and abroad. In 2003 and 2002, there was a rapid and severe downturn in the U.S. market and global economy. This downturn has been compounded by recent terrorist activity, such as the attacks in the U.S. on September 11, 2001, and the recent military activity in Afghanistan, Iraq and the Middle East. Additional terrorist acts or acts of war could cause damage or disruption to us or to our suppliers and our customers. Fears of global recession, war, and terrorism may continue to have seriously detrimental effects on the U.S. and global economies. Such conditions could further dampen consumer confidence and cause our customers to slow or cease spending on our products. If these events continue, our operations may be negatively impacted.

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

Our parent company has voting control over us.

Approximately eighty-six percent (86%) of our capital stock is currently held by our parent corporation, Scientific Technology Incorporated, a California corporation. As a result, our parent has control over matters requiring approval by our shareholders, including the election of directors and the approval of mergers or similar transactions, even if other shareholders disagree. This control, along with provisions of Oregon law affecting acquisitions and business combinations, may delay, deter or prevent a third party from acquiring or merging with us and prevent shareholders from realizing a premium price for their shares associated with an acquisition. This voting control and provisions of Oregon law may also have a negative effect on the market price of our common stock.

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

While the majority of our sales are in US dollars, there are some sales in foreign currency. There is minimal foreign currency exchange risk.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

(a) The following documents are filed as a part of this Report:

Financial Statement Schedules have been omitted because they are not required or applicable, or the information required to be set forth therein is included in the Financial Statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Scientific Technologies Incorporated

We have audited the accompanying consolidated balance sheet of Scientific Technologies Incorporated as of December 31, 2004 and the related statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Scientific Technologies Incorporated (a subsidiary of Scientific Technology Incorporated) and their subsidiaries at December 31, 2004, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

BDO Seidman, LLP

San Francisco, California
March 4, 2005, except for Note 7 which is as of March 23, 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Scientific Technologies Incorporated

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of cash flows and of shareholders' equity present fairly, in all material respects, the financial position of Scientific Technologies Incorporated (a subsidiary of Scientific Technology Incorporated) and its subsidiaries at December 31, 2003, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States), which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

San Jose, California
March 15, 2004

Scientific Technologies Incorporated
Consolidated Balance Sheet
(In thousands, except per share data)

                                                               December 31,
                                                          --------------------
                                                            2004       2003
                                                          ---------  ---------
Assets
-----------
Current assets:
    Cash and cash equivalents........................... $   3,457  $   2,312
    Accounts receivable, net of allowance of $331
          and $503......................................     8,072      8,139
    Receivable from Parent..............................       941        838
    Inventories.........................................    10,796      9,281
    Deferred income taxes...............................     3,826      2,015
    Other assets........................................       394      1,034
                                                          ---------  ---------
          Total current assets..........................    27,486     23,619

Property and equipment, net.............................     3,470      3,740
Other non-current assets................................       605         --
Goodwill................................................       216      1,500
Other intangible assets, net............................     2,097      8,821
                                                          ---------  ---------
          Total assets.................................. $  33,874  $  37,680
                                                          =========  =========

Liabilities and Shareholders' Equity
--------------------------------------
Current liabilities
    Bank overdrafts..................................... $     517  $      --
    Accounts payable....................................     3,246      2,758
    Accrued expenses....................................     2,249      1,503
    Accrued compensation................................     2,209      1,764
    Current portion of capital lease with Parent........        68         68
                                                          ---------  ---------
          Total current liabilities.....................     8,289      6,093

Capital lease with Parent...............................        96        164
Deferred income taxes ..................................       118      1,134
                                                          ---------  ---------
          Total liabilities.............................     8,503      7,391

Commitments and contingencies (Note 12)

Shareholders' equity
    Common stock; $.001 par value; 100,000
       shares authorized; shares issued and
       outstanding - 9,764 and 9,711....................        10         10
    Capital in excess of par value......................     5,992      5,792
    Retained earnings...................................    19,369     24,487
                                                          ---------  ---------
          Total shareholders' equity....................    25,371     30,289
                                                          ---------  ---------
          Total liabilities and shareholders' equity.... $  33,874  $  37,680
                                                          =========  =========

The accompanying notes are an integral part of these financial statements.

Scientific Technologies Incorporated
Consolidated Statement of Operations
(In thousands, except per share data)

                                                        Year Ended December 31,
                                                     ----------------------------
                                                       2004      2003      2002
                                                     --------  --------  --------
Sales.............................................. $ 58,425  $ 55,494  $ 51,207
Cost of goods sold.................................   40,578    32,462    29,000
                                                     --------  --------  --------
  Gross profit.....................................   17,847    23,032    22,207
                                                     --------  --------  --------

Operating expenses:
  Selling, general and administrative..............   21,116    17,504    16,110
  Research and development.........................    3,978     4,355     4,653
  Amortization of acquired intangibles.............      611       676       700
                                                     --------  --------  --------
   Total operating expenses........................   25,705    22,535    21,463
                                                     --------  --------  --------
Income (loss) from operations......................   (7,858)      497       744

Interest and other income, net.....................      216       193        17
                                                     --------  --------  --------

Income (loss) before income taxes..................   (7,642)      690       761
Provision (benefit) for income taxes...............   (2,524)      262       289
                                                     --------  --------  --------

Net income (loss).................................. $ (5,118) $    428  $    472
                                                     ========  ========  ========

Basic net income (loss) per share.................. $  (0.53) $   0.04  $   0.05
                                                     ========  ========  ========

Diluted net income (loss) per share................ $  (0.52) $   0.04  $   0.05
                                                     ========  ========  ========

Weighted average shares used to compute
    basic net income (loss) per share..............    9,741     9,703     9,683
                                                     ========  ========  ========

Weighted average shares used to compute
    diluted net income (loss) per share............    9,798     9,734     9,698
                                                     ========  ========  ========

The accompanying notes are an integral part of these financial statements.

Scientific Technologies Incorporated
Consolidated Statement of Cash Flows
(In thousands)

                                                         Year Ended December 31,
                                                        -------------------------
                                                         2004     2003     2002
                                                        -------  -------  -------
Cash flows from operating activities:
  Net income (loss)................................... $(5,118) $   428  $   472
  Adjustments to reconcile net income (loss) to
    cash provided by operating activities:
    Provision for doubtful accounts...................    (215)      80      409
    Depreciation and amortization.....................   2,615    2,692    2,632
    Deferred income taxes.............................  (2,827)    (565)    (167)
    Impairment of intangible assets...................   6,816       --       --
    Loss on sale of property and equipment............      15       --       --
    Warranty reserve..................................     234      163      122
    Changes in assets and liabilities:
       Accounts receivable, net.......................     282     (583)  (1,591)
       Receivable from Parent.........................    (103)    (454)    (384)
       Inventories....................................  (1,515)    (562)     406
       Other assets...................................      35     (199)    (254)
       Accounts payable...............................     488     (184)   1,056
       Accrued expenses...............................   1,474      268       65
                                                        -------  -------  -------
Cash flows provided by operating activities...........   2,181    1,084    2,766
                                                        -------  -------  -------
Cash flows from investing activities:
   Purchases of property  and equipment...............  (1,197)  (1,435)  (1,223)
   Proceeds from sale of property  and equipment......      29       --       --
                                                        -------  -------  -------
Cash flows used in investing activities...............  (1,168)  (1,435)  (1,223)
                                                        -------  -------  -------

Cash flows from financing activities:
   Issuance of common stock, net......................     200      111       44
   Long-term debt.....................................     (68)     (68)      --
                                                        -------  -------  -------
Cash flows provided by (used in) financing activities.     132       43       44
                                                        -------  -------  -------
Change in cash and cash equivalents...................   1,145     (308)   1,587
Cash and cash equivalents at beginning of year........   2,312    2,620    1,033
                                                        -------  -------  -------
Cash and cash equivalents at end of year.............. $ 3,457  $ 2,312  $ 2,620
                                                        =======  =======  =======

Supplemental disclosure of cash flow information:
   Cash paid to (received from) Parent for
      income taxes.................................... $   728  $   262  $   289
                                                        =======  =======  =======

Supplemental disclosure of non-cash activities:
   Capital lease with Parent.......................... $   164  $   232  $   300
                                                        =======  =======  =======

   Deferred tax liability related to acquisition of
      Dunn Sales...................................... $    --  $    --  $ 1,500
                                                        =======  =======  =======

The accompanying notes are an integral part of these financial statements.

Scientific Technologies Incorporated
Consolidated Statement of Shareholders' Equity
(In thousands)

                                      Common Stock
                                ---------------------------
                                                   Capital
                                                  in Excess
                                           Par     of Par    Retained
                                Shares    Value     Value    Earnings    Total
                                -------  -------  ---------  ---------  --------
Balances December 31, 2001.....  9,676  $    10  $   5,637  $  23,587  $ 29,234
   Issuance of common stock....     22       --         69         --        69
   Repurchase of common stock..    (11)      --        (25)        --       (25)
   Net income for the year.....     --       --         --        472       472
                                -------  -------  ---------  ---------  --------
Balances December 31, 2002.....  9,687       10      5,681     24,059    29,750
   Issuance of common stock....     24       --        111         --       111
   Net income for the year.....     --       --         --        428       428
                                -------  -------  ---------  ---------  --------
Balances December 31, 2003.....  9,711       10      5,792     24,487    30,289
   Issuance of common stock....     53       --        200         --       200
   Net loss for the year.......     --       --         --     (5,118)   (5,118)
                                -------  -------  ---------  ---------  --------
Balances December 31, 2004.....  9,764  $    10  $   5,992  $  19,369  $ 25,371
                                =======  =======  =========  =========  ========

The accompanying notes are an integral part of these financial statements.

Scientific Technologies Incorporated
Notes to Consolidated Financial Statements

NOTE 1-THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Scientific Technologies Incorporated (the "Company") is headquartered in Fremont, California, and develops, manufactures and markets safety light curtains, industrial sensors, optical profilers, microcomputers and power monitoring devices for factory automation applications. In addition, the Company provides safeguarding equipment installation, rebuilding, repair and maintenance of fabricating machinery. A majority of the Company's outstanding common stock is held by Scientific Technology Incorporated, a California corporation (the "Parent").

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

Cash and Cash Equivalents

The Company invests primarily in money market accounts and short-term bonds held at financial institutions and considers all highly liquid investments with a maturity of less than 90 days when purchased to be cash equivalents. Accordingly, these investments are subject to minimal credit and market risk.

Allowance for Doubtful Accounts

We maintain allowances for estimated losses from the inability of our customers to make required payments. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we had in the past. A significant change in the liquidity or financial position of any one of our customers could have an adverse impact on the collectability of our accounts receivable and our future operating results. An account is written off or written down to its net realizable value, when we determine that and it is in bankruptcy, liquidation or cannot be located or the cost of collection exceeds the realizable value of the account.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. We value our inventory at the lower of the actual cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. We regularly review inventory quantities on hand and may write-down excess and obsolete inventory based primarily on our historical consumption and our estimated forecast of product demand and production requirements. Demand for our products can fluctuate significantly. In addition, our industry is characterized by technological change, new product development, and product obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand. Our estimates of future product demand may differ from actual results, in which case we may adjust the provision required for excess and obsolete inventory. In the future, if our inventory is determined to be overvalued, we would be required to recognize such reduced value in our cost of goods sold at the time of such determination. Likewise, if our inventory is determined to be undervalued, we may have over-reported our costs of goods sold in previous periods and will not recognize such additional operating income until the time of sale. Therefore, although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation is provided using the straight-line method over the estimated useful lives, which range from three to ten years. Leasehold improvements are amortized over the shorter of the term of the lease or the estimated life of the improvements.

Goodwill and Other Intangible Assets

We review the recoverability of our long-lived assets, such as fixed assets, goodwill, intangible assets and investments, when events or changes in circumstances indicate that the carrying amount of the asset or asset group may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset or asset group from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between the estimated fair value and carrying value. The measurement of impairment requires management to estimate future cash flows and the fair value of long-termed assets. In addition, we review the valuation of goodwill at least annually.

During 2004, we reviewed the financial forecasts and 2005 budgets for MSD, Lundahl Instruments and PSI-Tronix. Due to reduced revenue and margin levels, we determined that approximately $3.4 million of the book value of the MSD intangibles was not recoverable and recorded an additional impairment charge for this amount to reduce the MSD intangibles to their fair value. Based on a review of the expected cash flow versus the current book value of the assets related to the Lundahl acquisition, we determined that an impairment charge was not necessary. Based on our review of the cash flows related to the PSI-Tronix acquisition, we determined that a significant portion of these intangible assets was not recoverable and determined that an impairment charge of $3.4 million was required. We believe that while the technology, customer lists, and product lines still have value, the prolonged downturn in the semiconductor market for our products makes it unlikely that we will recover the current book value of the assets. A portion of these charges $4.2 million was recorded in cost of sales and the balance of $2.6 million was recorded as a charge to general, selling and administrative expense.

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For the Company's financial instruments, including cash, cash equivalents, trade accounts receivable, receivable from parent, accounts payable and accrued expenses, the carrying amounts approximate fair value due to the short maturities.

Revenue Recognition

The Company has product and services sales. During the years ended December 31, 2004 and 2003, product and services sales represented 92% and 8% of sales, respectively. The Company has sales to OEM's and distributors. During the years ended December 31, 2004 and 2003, $35.98 million, or 61% of sales and $34.11 million or 62% of our sales were sold to distributors, respectively.

Revenue from product sales to OEM's and distributors is recognized upon shipment when shipped FOB our plant or upon receipt by the customer when shipped FOB destination, if a signed purchase order exists, the price is fixed or determinable, collection of the resulting receivable is considered reasonably assured and product returns can be reasonably estimated. Subsequent to the sale of the products, we have no obligation to provide any modification or customization, upgrades, enhancements or post contract customer support.

Our agreements with our distributors include certain product rotation, price protection, and warranty rights. All distributors have the right to rotate slow moving products four times each fiscal year. The maximum dollar value of inventory eligible for rotation is equal to eight percent of our products purchased by the distributor during the previous fiscal year. In order to take advantage of their product rotation rights, the distributors must order and take delivery of additional products equal to at least the dollar value of the products that they want to rotate. Reserves for the right of return and restocking are established based on the requirements of Statement of Financial Accounting Standards ("SFAS") 48, Revenue Recognition when Right of Return Exists because we have visibility into our distributor's inventory and have sufficient history to estimate returns. We record a reserve based on historical trend. Stock rotation and returns estimates are recorded as reductions of sales and cost of sales. Price protection estimates are recorded as reductions of sales and warranty estimates are recorded against cost of sales.

Each distributor is also allowed certain rebates and price protection rights. If and when we reduce or plan to reduce the price of any of our products and the distributor is holding any of the affected products in inventory, we will credit the distributor the difference in price when it places its next order with us. We record an allowance for price protection reducing our net sales and increasing our accrued liabilities based on specific terms and historical trend.

The company provides a warranty to its customers for a period of 12 to 18 months. Upon revenue recognition, we provide for the estimated costs that may be incurred for product warranties. We estimate sales returns and warranty costs based on historical experience and the best information we have at the time we report our financial statements. Actual results could differ from these estimates. Warranty expenses are recorded against cost of sales.

Installation and engineering service revenue is recognized when services are rendered, or when an identifiable portion of the contract is completed, no significant post-delivery obligations exist and collection of the resulting receivable is considered reasonably assured. Service revenue was $4.4 million and $4.3 million for the years ended December 31, 2004 and 2003, respectively.

During the years ended December 31, 2004 and 2003, $36.0 million or 61% of sales and $34.1 million or 62% of sales were to distributors, respectively.

Shipping and Handling

All amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenues earned for the goods provided and are classified as revenue. Costs incurred for shipping and handling are included in cost of sales.

Research and Development

Research and development costs are expensed as incurred.

Advertising Costs

Advertising costs are recorded as expenses when incurred. Advertising costs for the years ended December 31, 2004, 2003 and 2002 were $492,000, $548,000 and $590,000.

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

	Years Ended December 31,
	2004	2003	2002

Net income (loss), as reported	$(5,118)	$ 428	$ 472

Add: Stock-based employee compensation expense included in reported net income (loss)	-	-	-
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	100	90	81
Pro forma net income (loss)	$(5,218)	$ 338	$ 391

Net income (loss) per share - basic and diluted:
As reported	$ (0.53)	$ 0.04	$ 0.05
Pro forma	$ (0.54)	$ 0.03	$ 0.04

This information is required to be determined as if the Company had accounted for its employee stock options (including shares issued under the Employee Stock Purchase Plan, collectively called options) as defined by SFAS No. 123. The fair value of options reported below has been estimated at the date of grant using the Black-Scholes option-pricing model for 2004, 2003 and 2002 using the following assumptions:

	Stock Options		Employee Stock Purchase Plan
	2004	2003	2002	2004	2003	2002

Risk-free interest rates	3.39 - 3.85%	2.1 - 3.6%	4.3 - 5.1%	0.9% - 1.79%	0.8% - 1.1%	0.9% - 1.8%
Expected lives (in years)	4	5	5	0.25	0.25	0.25
Expected dividend yield	0%	1.8%	1.9%	1.9%	1.9%	1.9%
Expected stock price volatility	90.1%	43.5%	43.1%	29.1%	43.5%	43.1%

The weighted-average estimated fair value of options granted during the year 2004, 2003 and 2002 were $1.72, $1.43 and $1.78, respectively. The weighted-average estimated fair value of employee stock purchase rights granted under the Employee Stock Purchase Plan were $0.66, $.57 and $1.10 in 2004, 2003 and 2002, respectively. The effect on earnings per share of using the fair value of options is disclosed in Note 1 above.

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

Comprehensive Income

Comprehensive income is defined to include all changes in shareholders' equity during a period from non-owner sources. There were no significant differences between the Company's net income (loss) and its total comprehensive income (loss) for any of the periods presented. Further, the Company has no accumulated comprehensive income at December 31, 2004 or 2003.

Reclassifications

The Company has reclassified certain prior years' information to conform to the current year's financial statements.

Recent Accounting Pronouncements

 In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, "Share-Based Payment," which requires us to expense the value of employee stock options and similar awards and establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods. SFAS No. 123R is effective for interim and annual periods beginning after June 15, 2005 and applies to all outstanding and unvested share-based payment awards. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The adoption of SFAS 123R's fair value method of accounting is not expected to have a significant impact on our financial position, results of operations or cash flows.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs". SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS No. 151 requires these items be recognized as current-period charges. In addition, SFAS No. 151 requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. The adoption of this standard is not expected to have a material impact on our financial position, results of operations or cash flows.

In December 2004, the FASB") issued SFAS No. 153, "Exchanges of Nonmonetary Assets an Amendment of APB Opinion No. 29. SFAS No. 153 eliminates the fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. This Statement specifies that a nonmonetary exchange has substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this standard is not expected to have a material impact on our financial position, results of operations or cash flows.

NOTE 2 - RELATED PARTY TRANSACTIONS

In 2004 and 2003, the Company provided certain management services to the Parent. Costs of these services were allocated to the Parent based upon the amount of time employees spent providing these services. The amount charged to the Parent for 2004 was $327,000 and $353,000 for 2003. In 2002, the Parent provided certain management, marketing and sales services to the Company. The costs of these services were allocated to the Company based on the percentage of the Company's sales to total sales of the Parent and its subsidiaries. The amounts allocated to the Company for 2002 was $806,000.

The Company leases approximately 85,000 square feet in a 95,000 square foot facility owned by an affiliate of the Parent. The Company also leases another 25,000 square feet in another facility owned by the same affiliate. The lease terms are for ten years. Overhead costs are allocated primarily on the basis of square footage utilized. See Commitments and Contingencies.

The Company utilizes a receivable from/payable to Parent account to record activity including cash received, cash disbursed and amounts owed to and receivable from the Parent for allocated charges and dividends. The net effect of transactions with the Parent resulted in a receivable from Parent of $901,000 at December 31, 2004 and $838,000 at December 31, 2003. In addition, the Company is party to a capital lease of $164,000 at December 31, 2004 under which the Parent is the lessor. At December 31, 2004, future minimum payments under this lease due in the years 2005 and 2006 were approximately $68,000 each and $28,000 in 2007.

Aurora Technology Pte. Ltd., a supplier of parts and services to us is a 50% owned joint venture company of ours. During 2004 and 2003, we paid Aurora approximately $6,311,000 and $4,973,000, respectively for products. The carrying value of our investment in Aurora, which is accounted for using the equity method, amounted to approximately $550,000 and $363,000 as of December 31, 2004 and 2003.

NOTE 3 - BALANCE SHEET DATA

                                                       December 31,
                                                  ----------------------
                                                     2004        2003
                                                  ----------  ----------
                                                     (In thousands)

Allowance for doubtful accounts:

     Balance at beginning of year............... $      503  $      545
     Addition...................................        215          80
     Utilized...................................       (387)       (122)
                                                  ----------  ----------
     Balance at end of year..................... $      331  $      503
                                                  ==========  ==========
Inventories:

     Finished goods............................. $    2,957  $    2,453
     Work in process............................        616       1,225
     Subassemblies..............................      1,518         911
     Raw materials..............................      5,705       4,692
                                                  ----------  ----------
                                                 $   10,796  $    9,281
                                                  ==========  ==========

Property and equipment:

     Equipment.................................. $   10,489  $   10,979
     Furniture and fixtures.....................      2,034       1,923
     Leasehold improvements.....................        757         737
                                                  ----------  ----------
                                                     13,280      13,639
     Less: accumulated depreciation.............     (9,810)     (9,899)
                                                  ----------  ----------
                                                 $    3,470  $    3,740
                                                  ==========  ==========

     Depreciation expense....................... $    1,423  $    1,359
                                                  ==========  ==========

Accrued expenses:

     Accrued commissions........................ $      218  $      299
     Warranty reserve...........................        285         221
     Stock rotation reserve.....................        385         231
     Price allowance reserve....................        296         154
     Returns reserve............................        221          50
     Accrued income tax.........................         --         227
     Legal accrual..............................        600          --
     Other......................................        244         321
                                                  ----------  ----------
                                                 $    2,249  $    1,503
                                                  ==========  ==========

NOTE 4 - GOODWILL AND OTHER INTANGIBLE ASSETS:
		December 31, 2004			December 31, 2003
	Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Technology	15	$ 3,696	(2,194)	$ 1,502	$ 7,146	(1,730)	$ 5,416
Customer relationships	7	2,457	(2,174)	283	3,476	(1,686)	1,790
Tradename	5	403	(403)	--	710	(296)	414
Product lines	12	840	(528)	312	1,596	(395)	1,201
Covenant not to compete	2	50	(50)	--	50	(50)	--
Total amortized intangible assets		7,446	$ (5,349)	$ 2,097	12,978	$ (4,157)	$ 8,821
Goodwill		216			1,500
Total		$ 7,662			$14,478

We incurred amortization expense of $1,194,000 and $1,272,000 in 2004 and 2003, respectively, of which $580,000 and $596,000 were included in cost of goods sold.

Future Amortization
2005	$ 338
2006	258
2007	221
2008	201
2009	191
Thereafter	888
Total	$2,097

During 2004, we reviewed the financial forecasts and 2005 budgets for MSD, Lundahl Instruments and PSI-Tronix. Due to reduced revenue and margin levels, we determined that approximately $3.4 million of the book value of the MSD intangibles was not recoverable and recorded an additional impairment charge of this amount to reduce the MSD intangibles to their fair value. Based on a review of the expected cash flow versus the current book value of the assets related to the Lundahl acquisition, we determined that an impairment charge was not necessary. Based on our review of the cash flows related to the PSI-Tronix acquisition, we determined that a significant portion of these intangible assets was not recoverable and determined that an impairment charge of $3.4 million was required. We believe that while the technology, customer lists, and product lines still have value, the prolonged downturn in the semiconductor market for our products makes it unlikely that we will recover the current book value of the assets. Of this expense, $4.2 million relating to technology and product lines was recorded in cost of sales and $2.6 million was recorded as selling, general and administrative expense.

NOTE 5 - INCOME TAXES

The provision (benefit) for income taxes are as follows:

	Year Ended December 31
	2004	2003	2002
Current tax expense (benefit)	(In thousands)
Federal	$ 289	$ 134	$ 451
State	9	5	8
	298	139	459
Deferred tax expense (benefit)
Federal	(2,365)	157	(36)
State	(463)	(34)	(134)
	(2,828)	123	(170)
Charge in lieu of tax for options	6	-	-
Total provision for income taxes	$(2,524)	$ 262	$ 289

The provision (benefit) for income taxes differs from the amount of tax determined by applying the applicable federal statutory income tax rate to pretax income as a result of the following differences:

	2004	2003	2002
Statutory U.S. tax rate	(34)%	34%	34%
State income taxes, net of federal benefit	(4)	6	6
Research and development and other credits	(1)	(24)	(27)
Nondeductible expenses	6	22	25
Effective tax rate	(33)%	38%	38%

Deferred tax assets (liabilities) consist of the following: (In thousands)

	December 31,
	2004	2003
Short-term deferred tax asset
Inventory reserve	$1,104	$ 784
Other reserves and accruals	892	808
Net operating loss	-	50
Depreciation and amortization	1,521	165
Research & development tax credit and other	309	208
Gross deferred tax assets	3,826	2,015

Long-term deferred tax liability
Amortization of intangibles	(116)	(1,097)
Other	(2)	(37)
Gross deferred tax liability	(118)	(1,134)

Net deferred tax assets	$ 3,708	$ 881

NOTE 6 - INCOME (LOSS) PER SHARE

A reconciliation of the numerators and denominators of the basic and diluted income (loss) per common share computations is provided below.

                                               (In thousands)     (Per
                                            ------------------   Share)
                                             Income    Shares    Amount
                                            --------  --------  --------
2004:
Basic earnings per share calculation...... $ (5,118)    9,741  $  (0.53)

2003:
Basic earnings per share calculation...... $    428     9,711  $   0.04
Effect of dilutive securities:
  Stock options...........................       --        23        --
                                            --------  --------  --------
Diluted earnings per share calculation.... $    428     9,734  $   0.04
                                            ========  ========  ========

2002:
Basic earnings per share calculation...... $    472     9,683  $   0.05
Effect of dilutive securities:
  Stock options...........................       --        15        --
                                            --------  --------  --------
Diluted earnings per share calculation.... $    472     9,698  $   0.05
                                            ========  ========  ========

The number of common stock equivalents excluded from the earnings per share calculation because they would be antidilutive total to 633,000 in 2004.

NOTE 7 - DEBT:

The Company has a $6,100,000 line of credit with a bank, of which no amount was outstanding at December 31, 2004 or 2003. The line bears interest at the bank's prime rate (4.00% at December 31, 2004), is secured by accounts receivable, inventories and fixed assets, and expires on June 30, 2005. The Company's Bank line of credit as amended, contains covenants which require the Company to meet specific financial tests. The financial tests were as follows: (1) a minimum tangible net worth requirement of $18,000,000 (2) ratio of debt to tangible net worth of no more that 1.00 to 1. (3) ratio of the sum of cash, cash equivalents and accounts receivable to current liabilities of not less than 1.10 to 1, and (4) losses not to exceed $1,000,000 on an annual basis. At December 31, 2004, the Company was not in compliance with the covenant for losses. A waiver for the covenant was received on March 23, 2005.

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

Options under the Plan may be granted for periods of up to ten years and at prices no less than 85% of the estimated fair market value of the shares on the date of grant, provided, however, that (i) the exercise price of an ISO shall not be less than 100% of the estimated fair market value of the shares on the date of grant, and (ii) the exercise price of an ISO granted to a 10% or more shareholder shall not be less than 110% of the estimated fair value of the shares on the date of grant. Most options granted under the Plan through December 31, 2004 vest over a five-year period.

Activity under the Plan is set forth below:

	Available for Grant	Number of Shares Outstanding	Weighted Average Exercise Price
Balance at December 31, 2001	341,842	522,998	$6.17
Granted	(203,900)	203,900	$3.99
Exercised	--	(4,000)	$1.28
Cancelled	51,000	(51,000)	$1.94
Balance at December 31, 2002	188,942	671,898	$5.87
Granted	(7,500)	7,500	$4.15
Exercised	--	(3,000)	$3.19
Cancelled	19,666	(19,666)	$5.09
Balance at December 31, 2003	201,108	656,732	$5.88
Granted	(20,000)	20,000	$5.29
Exercised	--	(25,000)	$4.00
Cancelled	32,000	(35,500)	$5.95
Balance at December 31, 2004	213,108	616,232	$5.48

Information relating to stock options outstanding and exercisable at December 31, 2004 is as follows:

	Options Outstanding			Options Vested and Exercisable
Exercise Price	Number outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number outstanding	Weighted Average Exercise Price
$2.75 - $3.99	187,900	7.5	$ 3.98	74,160	$ 3.98
$4.01 - $5.74	84,500	8.2	$ 4.56	47,880	$ 4.78
$6.00 - $6.80	245,000	5.5	$ 6.03	199,600	$ 6.04
$7.00 - $11.48	98,832	2.5	$ 7.78	96,232	$ 7.80
	616,232			417,872

Employee Stock Purchase Plan

The Company has reserved 600,000 shares of Common Stock for issuance under the 1997 Employee Stock Purchase Plan (the "Purchase Plan"). Employees generally will be eligible to participate in the Purchase Plan if they are customarily employed by the Company for more than 20 hours per week and more than five months in a calendar year and are not (and would not become as a result of being granted an option under the Purchase Plan) 5% Shareholders of the Company. Under the Purchase Plan, eligible employees may choose each year to have up to 15% of their eligible annual compensation withheld to purchase the Company's common stock. Each offering period commences on the first trading day of each calendar quarter, or on such other date as the Board shall determine. The price at which the common stock is purchased under the Purchase Plan is 85% of the lesser of the closing price of the Company's common stock on the first day of the applicable offering period or on the last day of that purchase period. The Purchase Plan will terminate after a period of ten years unless terminated earlier as permitted by the Purchase Plan. During the years ended December 31, 2004, 2003 and 2002, 16,812, 20,826 and 15,091 shares of common stock were purchased under this plan at a weighted-average price of $3.93, $4.12 and $2.68, respectively.

NOTE 9 - RETIREMENT SAVINGS PLAN

The Company adopted a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The plan allows employer's matching contributions equal to 50% of employees' contributions subject to a maximum of 6% of employees' compensation. Contributions to the plan may be made at the discretion of the Board of Directors. The Company made no contributions in 2004, 2003 or 2002.

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

Financial information for each product group for the years ended December 31, 2004, 2003 and 2002 follows:

                                       Safety Products   Automation Products
                                       ----------------  -------------------
2004
Sales................................ $         49,041  $             9,384
Intangible impairment charges........ $          3,378  $             3,438
Group operating profit (loss)........ $         (2,943) $            (4,915)
Total assets......................... $         26,285  $             7,589
Capital expenditures................. $          1,006  $               191
Depreciation and amortization........ $          1,426  $             1,189

2003
Sales................................ $         46,708  $             8,786
Group operating profit (loss)........ $          2,265  $            (1,769)
Total assets......................... $         32,469  $             5,210
Capital expenditures................. $            636  $               799
Depreciation and amortization........ $          1,552  $             1,140

2002
Sales................................ $         43,493  $             7,714
Group operating profit (loss)........ $          2,419  $            (1,675)
Total assets......................... $         28,646  $             9,246
Capital expenditures................. $          1,101  $               122
Depreciation and amortization........ $          1,517  $             1,114

The Company's sales by geographic location of customers in 2004 were: North America - $55,619,000, Europe - $779,000 and Asia - $2,027,000. Foreign sales represented 13% of sales in 2004, 12% of sales in 2003 and less than 10%.

NOTE 11 - CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments and trade accounts receivable. The Company places its cash and cash equivalents in a variety of money market accounts and short-term bonds. The Company further limits its exposure to these investments by placing such investments with various high quality financial institutions. The Company routinely performs evaluations of these financial institutions. The Company offers credit terms on the sale of its products to its customers in the normal course of business. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company maintains an allowance for uncollectible accounts receivable based upon the expected collectability of all accounts receivable. No customer accounted for more than 10% of accounts receivable at December 31, 2004, 2003 or 2002. HH Barnum accounted for 10% of net sales for the year ended December 31, 2004.

The Company operates principally in the United States.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

The Company leases certain office and manufacturing space and other equipment under noncancellable operating leases. At December 31, 2004, future minimum payments under these leases due in the years 2005 through 2006 were approximately $1,092,000 and $179,000 and $126,000 per year from 2007 to 2009. Of these amounts, $951,000 in 2005 and $126,000 from 2007 to 2009 was related to lease agreements with the Parent or an affiliate of the Parent.

Rent expense under operating lease agreements was approximately $1,320,000 in 2004, $1,168,000 in 2003, and $1,123,000 in 2002. Of these amounts, $1,133,000, $963,000 and $974,000 were related to lease agreements with the Parent or an affiliate of the Parent. Rent expense is recorded on a straight-line basis.

Future minimum lease payments under noncancellable operating and capital leases, are as follows(in thousands):

Year ending December 31.	Operating	Capital
2005	$1,058	$ 68
2006	179	68
2007	126	29
2008	126	--
2009	126	--
Thereafter	315	--
Total	$ 1,930	$ 165

From time to time, the Company is involved in litigation in the normal course of business. Management believes that the outcome of existing matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

On January 19, 2005, Scientific Technologies Incorporated agreed to the terms of a settlement with Paul Davis Automation, Inc. relating to a lawsuit filed by Paul Davis Automation in the United States District Court, Eastern Division. In the lawsuit, plaintiff had alleged unpaid commission fees upon termination of a contract between the parties. The settlement was agreed to as a compromise among the parties for the complete and final settlement of the lawsuit. Based on the terms of the settlement agreement, which was fully executed by the parties on January 21, 2005, Scientific Technologies will make a cash payment of approximately $600,000 to Paul Davis Automation, a former manufacturer's representative for Scientific Technologies, no earlier than February 1, 2005 and no later than February 15, 2005. This amount was accrued at December 31, 2004 and payment was made on February 14, 2005.

The Company offers warranties on certain products and records a liability for the estimated future costs associated with warranty claims, which is based upon historical experience and the Company's estimate of the level of future costs. A reconciliation of the changes in the Company's warranty liability for the years ended December 31, 2004 and 2003 follows (in thousands):

	December 31,
	2004	2003
Warranty accrual at the beginning of the year	$ 221	$ 241
Accruals for warranties issued during the year	234	163
Expenses incurred during the year	(170)	(183)
Warranty accrual at the end of the year	$ 285	$ 221

INDEMNIFICATIONS

In November 2002, the FASB issued FIN No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantee of Indebtedness of Others. We have determined that certain agreements, described below, fall within the scope of FIN 45.

Under our by-laws, we have agreed to indemnify our officers and directors for certain events or occurrences arising as a result of the officer or director's serving in such capacity. We have a directors and officers liability policy that limits our exposure and enables us to recover a portion of any future amounts paid resulting from the indemnification of our officers and directors We believe the fair value of the indemnification agreements is minimal and we have not recorded a liability for these agreements as of December 31, 1004.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), are responsible for evaluating and attesting as to the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. This evaluation includes consideration of our internal control over financial reporting.

In connection with the audit of our consolidated financial statements for the year ended December 31, 2004, and in light of new, recently issued interpretative guidance in relation to the assessment of the operating effectiveness of a company's internal controls, our management and our independent registered public accounting firm, BDO Seidman, LLP, identified certain "material weaknesses" (as such term is defined under Public Company Accounting Oversight Board Auditing Standard No. 2 ) in our internal controls.

The material weaknesses identified related to: (1) inadequate preparation and insufficient review and analysis of certain financial statement account reconciliations primarily relating to inventory and accounts receivable valuation; (2) lack of documented policies and procedures related to changes and updates in the accounting system; and (3) lack of sufficient personnel with appropriate qualifications and training in certain key accounting roles and adherence to certain control disciplines within the accounting and financial reporting function. Our management believes that the material weaknesses arose as a result of the Company's significant acquisitions in Logan, Utah and Anaheim, California in recent years.

These material weaknesses may also constitute deficiencies in our disclosure controls and procedures. In light of these weaknesses, our management, including the CEO and CFO, have concluded that, as of December 31, 2004, our disclosure controls and procedures were not effective. However, subsequent to December 31, 2004, we undertook corrective actions, including the implementation of certain reporting tools and independent internal reviews of key account reconciliations, to ensure that the financial statements and other financial information included in this annual report are complete and accurate in all material respects.

Changes in Internal Control Over Financial Reporting

In response to the material weaknesses in our internal controls noted above, and in preparation for our compliance with Section 404 of the Sarbanes-Oxley Act of 2002, which will be required as of the end of our fiscal 2006, we have commenced the following corrective actions to remediate the material weaknesses:

(1) We are implementing additional general ledger close and account analysis procedures including procedures to analyze consolidated fluctuations and reporting. These procedures also include analysis of inventory and accounts receivable aging and valuation.

(2) We are working with advisors to help establish policies and procedures related to changes and updates in our accounting system; and

(3) We have begun a process to address our need for additional experienced finance personnel in order to improve our controls over financial reporting.

We intend to continue to evaluate the remediation efforts addressing the material weaknesses that were identified and to take appropriate action to correct the deficiencies identified. In addition, as part of the assessment of our internal control over financial reporting that we will undergo during our 2006 fiscal year in connection with the process required by Section 404 of the Sarbanes-Oxley Act of 2002, we intend to continue to review, evaluate and strengthen our controls and processes. The Audit Committee of our Board of Directors is performing oversight of our implementation of enhancements and improvements to our internal controls, and our management is reporting to our Audit Committee on a regular basis regarding these matters.

We began to implement the changes described above during the first quarter of fiscal 2005. During the fourth quarter of fiscal 2004, there were no changes in our internal control over financial reporting that have materially affected, or are likely to materially effect, our internal control over financial reporting.

PART III

Certain information required by Part III is omitted from this Report in that the registrant will file a definitive Proxy Statement for its 2005 Annual Meeting of Shareholders pursuant to Regulation 14A (the "Proxy Statement") no later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference.

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item concerning the Company's directors and the Company's executive officers is incorporated by reference to the sections entitled "Nominees" and "Management", respectively, appearing in the Company's Proxy Statement for its 2005 Annual Meeting of Shareholders.

Item 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the sections entitled "Executive Compensation" and "Report of the Compensation Committee" appearing in the Proxy Statement for its 2005 Annual Meeting of Shareholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference to the sections entitled "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation" appearing in the Proxy Statement for its 2005 Annual Meeting of Shareholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the sections entitled "Certain Relationships and Related Transactions" appearing in the Proxy Statement for its 2005 Annual Meeting of Shareholders.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the sections entitled "Principal Accountant" appearing in the Proxy Statement for its 2005 Annual Meeting of Shareholders.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as a part of this Report:

1. FINANCIAL STATEMENTS

Reference is made to the index appearing in Item 8(a) of this report.

2. EXHIBITS AND EXHIBIT INDEX:

Exhibit 3.1	- Articles of Incorporation, as amended, are incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 1988, Exhibit 3.1.
Exhibit 3.3	- By-Laws are incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 1985, Exhibit 3.
Exhibit 4.1*	- 1997 Employee Stock Purchase Plan is incorporated by reference to the Registrant's Registration Statement on Form S-8 dated October 2, 1998.
Exhibit 4.2*	- 1997 Stock Plan is incorporated by reference to the Registrant's Registration Statement on Form S-8 dated October 2, 1998.
Exhibit 10.1

- Lease agreement dated February 21, 1995 for 6550 Dumbarton Circle, Fremont, California 94555, is incorporated by reference to the Registrant's Form 10-KSB for the year ended December 31, 1994, Exhibit 10.4.

Exhibit 10.2	- Bank agreement dated June 30, 2004 with Bank of The West.
Exhibit 10.3

- Lease agreement dated June 1, 2002 with Scientific Technology Incorporated for 1025 W. 1700 N., Logan Utah 84321 is incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 2003, Exhibit 10.4.

Exhibit 21.1	- Subsidiaries of the Registrant.
Exhibit 23.1	- Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm
Exhibit 23.2	- Consent of PricewaterhouseCoopers, LLP, Independent Registered Public Accounting Firm
Exhibit 24.1	- Power of Attorney (included on page 39).
Exhibit 31.1	- Certification of Chief Executive Officer Pursuant To Section 302(a) of the Sarbanes-Oxley Act Of 2002
Exhibit 31.2	- Certification of Chief Financial Officer Pursuant To Section 302(a) of the Sarbanes-Oxley Act Of 2002
Exhibit 32.1	- Certification Of Chief Executive Officer And Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

* Management contract or compensatory plan

All other exhibits for which provision is made in Regulation S-K of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(b) Exhibits

See Item 15(a) above.

(c) Financial Statements

See Item 15(a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 29, 2005

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

Signature	Title	Date
/s/ Anthony R. Lazzara Anthony R. Lazzara	Chairman of the Board	March 29, 2005
/s/ Joseph J. Lazzara Joseph J. Lazzara	President, Chief Executive Officer, Treasurer, Director (Principal Executive Officer)	March 29, 2005
/s/ James A. Lazzara James A. Lazzara	Vice President, Secretary and Director	March 29, 2005
/s/ James A. Ashford James A. Ashford	Vice President and Director	March 29, 2005
/s/ Richard S. Baldwinson Richard S. Baldwinson	Director	March 29, 2005
/s/ Carl H. Frei Carl H. Frei	Director	March 29, 2005
/s/ Bernard J. Ploshay Bernard J. Ploshay	Director	March 29, 2005
/s/ Ralph Marimon Ralph Marimon	Vice President and Chief Financial Officer (Principal Financial Officer)	March 29, 2005

SCIENTIFIC TECHNOLOGIES INCORPORATED

EXHIBITS

TO

Annual Report on Form 10-K
Year ended December 31, 2004

EXHIBITS - TABLE OF CONTENTS

Exhibit Number
Exhibit 10.2	- Bank agreement dated June 30, 2004 with Bank of The West PDF
Exhibit 21.1	- Subsidiaries of the Registrant
Exhibit 23.1	- Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm
Exhibit 23.2	- Consent of PricewaterhouseCoopers, LLP, Independent Registered Public Accounting Firm
Exhibit 24.1	- Power of Attorney (included on page 39)
Exhibit 31.1	- Certification of Chief Executive Officer Pursuant To Section 302(a) of the Sarbanes-Oxley Act Of 2002
Exhibit 31.2	- Certification of Chief Financial Officer Pursuant To Section 302(a) of the Sarbanes-Oxley Act Of 2002
Exhibit 32.1	- Certification Of Chief Executive Officer And Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

PDF    Also provided in PDF format as a courtesy.