Form 10-Q
period 2005-03-31
SCIENTIFIC TECHNOLOGIES INC
filed 2005-05-13
CIK 708250

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Common stock outstanding as of April 15, 2005 was 9,768,401 shares.

SCIENTIFIC TECHNOLOGIES INCORPORATED
Three Months Ended March 31, 2005
INDEX

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

SCIENTIFIC TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEET
 (Unaudited, in thousands, except for per share and share data)

Assets	Mar. 31, 2005	Dec. 31, 2004
Current assets:
Cash and cash equivalents	$ 764	$ 1,107
Short-term investments	2,350	2,350
Accounts receivable, net	8,511	7,746
Inventories	10,153	10,584
Deferred income taxes	3,826	3,826
Receivable from Parent	938	941
Prepaid expenses and other assets	429	394
Total current assets	26,971	26,948

Property and equipment, net	3,396	3,470
Goodwill Other intangible assets, net	216 2,015	216 2,097
Other non-current assets	641	605
Total assets	$33,239	$33,336
Liabilities and Shareholders' Equity
Current liabilities:
Bank overdraft	$ 533	$ 517
Accounts payable	3,607	3,246
Accrued expenses	1,151	1,711
Accrued compensation	2,292	2,209
Current portion of capital lease with Parent	68	68
Total current liabilities	7,651	7,751

Capital lease with Parent	79	96
Deferred income taxes	118	118
Total liabilities	7,848	7,965

Commitments and contingencies (Note 6)

Shareholders' equity:

Common stock, $.001 par value; 100,000 shares authorized; 9,768 and 9,764 shares issued and outstanding	10	10
Capital in excess of par value	5,992	5,992
Retained earnings	19,389	19,369
Total shareholders' equity	25,391	25,371
Total liabilities and shareholders' equity	$33,239	$33,336

The accompanying notes are an integral part of these financial statements.

SCIENTIFIC TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
 (Unaudited, in thousands, except per share data)

	Three Months Ended
	Mar. 31, 2005	Mar. 31, 2004

Sales	$14,298	$14,634

Cost of sales	8,820	8,566

Gross profit	5,478	6,068

Operating expenses:
Selling, general and administrative	4,421	4,407
Research and development	1,041	1,017
Amortization of intangible assets	47	165
Total operating expenses	5,509	5,589

Income (loss) from operations	(31)	479

Interest and other income, net	62	44

Income before income taxes	31	523

Provision for income taxes	11	199

Net income	$ 20	$ 324

Net income per share:
Basic and diluted	$ 0.00	$ 0.03

Shares used to compute net income per share: Basic Diluted	9,768 9,787	9,723 9,793

The accompanying notes are an integral part of these financial statements

SCIENTIFIC TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
 (Unaudited, in thousands)

	For the three months ended
	Mar. 31, 2005	Mar. 31, 2004

Cash flows from operating activities
Net income (loss)	$ 20	$ 324
Adjustments to reconcile net income (loss) to cash
provided by operating activities:
Allowance for doubtful accounts	(57)	52
Depreciation and amortization	441	625
Loss on disposal of property and equipment	13	--
Warranty reserve	15	42
Changes in assets and liabilities
Accounts receivable	(708)	(726)
Inventories	431	(833)
Receivable from Parent	3	359
Prepaid expense and other assets	(71)	253
Accounts payable	377	1,120
Accrued expenses	(492)	353
Cash flows provided by (used in) operating activities	(28)	1,569
Cash flows from investing activities
Purchase of property and equipment	(298)	(162)
Cash flows used in investing activities	(298)	(162)
Cash flows from financing activities
Repayment of capital lease with Parent	(17)	(17)
Issuance of common stock	--	32
Cash flows provided by (used in) financing activities	(17)	15
Change in cash and cash equivalents	(343)	1,422
Cash and cash equivalents at beginning of period	1,107	2,379
Cash and cash equivalents at end of period	$ 764	$ 3,801
Supplemental disclosure of cash flow information:
Cash paid to Parent for income taxes	$ --	$ 199

Supplemental disclosure of non-cash activities:

Cash paid to Parent for capital lease	$ --	$ 17

The accompanying notes are an integral part of these financial statements.

SCIENTIFIC TECHNOLOGIES INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

1. INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements for the three months ended March 31, 2005 and 2004 are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States of America and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the financial position, results of operations and cash flows of Scientific Technologies Inc. (the "Company") and its subsidiaries for all periods presented.

To prepare these condensed consolidated financial statements in conformity with generally accepted accounting principles, management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period. Actual results could differ from those estimates.

The results of operations are not necessarily indicative of the results to be expected in the future or for the full fiscal year. It is recommended that these condensed consolidated financial statements be read in conjunction with the Company's audited consolidated financial statements and the notes thereto included in its 2004 Annual Report on Form 10-K.

The Company is an Oregon corporation and is substantially owned by Scientific Technology Incorporated, a California corporation (the "Parent"). See discussion of intercompany activities below.

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all significant intercompany accounts and transactions.

RECLASSIFICATIONS

Certain items previously reported in specific financial statement captions have been reclassified to conform to 2005 presentation as follows:

  Certain sales reserves have been reclassified from accrued expenses to accounts contra accounts receivable.

  Adjust rate short-term investments ("auction rate securities") have been reclassified from cash and cash equivalents.

  Bank overdrafts have been reclassified from cash and cash equivalents.

STOCK-BASED COMPENSATION

The following table sets forth the effect on the Company's net income and net income per share as if the Company had recorded compensation costs based on the estimated grant date fair value as defined by SFAS No. 123 for all granted stock-based awards (in thousands, except per share amounts).

	Three Months Ended March 31,
	2005	2004
Net income, as reported	$ 20	$ 324
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of tax	25	23
Pro forma net loss	$ (5)	$ 301
Net income (loss) per share - basic and diluted:
As reported	$ (0.00)	$ 0.03
Pro forma	$ (0.00)	$ 0.03

No options to purchase shares of common stock were granted in the three months ended March 31, 2005.

2. INVENTORIES

Inventories consist of the following (in thousands):

	Mar. 31, 2005	Dec. 31, 2004
Raw materials	$ 4,685	$ 5,705
Subassemblies	1,590	1,518
Work in process	887	616
Finished goods	2,991	2,745
	$ 10,153	$ 10,584

3. NET INCOME PER SHARE

A reconciliation of the numerators and denominators used to compute basic and diluted income per common share is provided below.

	(In thousands)		(Per share)
	Income	Shares	Amount
Three months ended March 31, 2005
Basic earnings per share calculation	$ 20	9,768	$ 0.00
Effect of dilutive securities Stock options		19
Diluted earnings per share calculation	$ 20	9,787	$ 0.00
Three months ended March 31, 2004
Basic earnings per share calculation	$ 324	9,723	$ 0.03
Effect of dilutive securities Stock options		70
Diluted earnings per share calculation	$ 324	9,793	$ 0.03

4. RELATED PARTY TRANSACTIONS

The Company provides certain management services to the Parent such as general management and accounting services. The Company charges the cost of these services to the Parent based upon the amount of time employees spent providing these services. Management services charged by the Company to the Parent for the three months ending March 31, 2005 totaled $82,000. Management services charged by the Company to the Parent for the three months ending March 31, 2004 totaled $77,000.

The Company leases essentially all of a 95,000 square foot facility owned by an affiliate of the Parent. The Company also leases another 25,000 square feet in another facility owned by the same affiliate. Overhead costs are allocated primarily on the basis of square footage utilized. Amounts paid to this affiliate was $257,000 per quarter during the quarters ended March 31, 2005 and 2004.

The Company utilizes a receivable from/payable to Parent account to record activity including cash received, cash disbursed and amounts owed to and receivable from the Parent for allocated charges. The net effect of transactions with the Parent resulted in a receivable from Parent of $926,000 at March 31, 2005. In addition, the Company is party to a capital equipment lease of $147,000 at March 31, 2005 under which the Parent is the lessor.

The Company is included in the consolidated tax return of the Parent, but provides for income taxes on a separate return basis pursuant to a tax sharing arrangement, which limits the Company's tax liability to the amount payable to the Parent. Income taxes payable are recorded as a reduction to the receivable from Parent account or as an increase to the payable to Parent account.

The Company owns 50% of Aurora Technology Pte. Ltd ("Aurora"), in a joint venture with Amplus Communication Pte. Ltd. Aurora, a Singapore manufacturing company, manufactures and sells sub-assemblies and other components to the Company and others. The carrying value of our investment in Aurora, which is accounted for under the equity method, amounted to approximately $571,000 at March 31, 2005 and $550,000 at December 31, 2004.

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

Financial information for each product group is as follows: (in thousands)

	Three months ended
	March 31,
Safety Products	2005	2004
Sales	$12,373	$12,356
Group operating profit (loss)	439	805

Automation Products
Sales	$ 1,925	$ 2,278
Group operating profit (loss)	(470)	(326)

At
Mar. 31,		Dec. 31,
Total Assets	2005	2004
Safety Products	$24,576	$25,868
Automation Products	8,663	7,468
Total	$ 33,239	$ 33,336

The Company operates principally in the United States. Sales to foreign customers represented 13% of total sales in the three months ended March 31, 2005, compared to 12% in the comparable period in 2004.

6. COMMITMENTS AND CONTINGENCIES

The Company offers warranties on certain products and records a liability for the estimated future costs associated with warranty claims, which is based upon historical experience and the Company's estimate of the level of future costs. A reconciliation of the changes in the Company's warranty liability follows (in thousands):

	Three months ended March 31,
	2005	2004
Warranty accrual at beginning of period	$285	$221
Accruals for warranties issued	15	42
Expenses incurred	(65)	(42)
Warranty accrual at end of period	$ 235	$ 221

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

7. RECENT ACCOUNTING PRONOUNCEMENTS

The FASB has issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share- Based Payment" (SFAS 123R). Under the provisions of SFAS 123R, companies are required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exception). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. On April 14, 2005, the Securities and Exchange Commission (SEC) approved a delay to the effective date of SFAS 123R. Under the new SEC rule, SFAS 123R is effective for annual periods that begin after June 15, 2005. SFAS 123R applies to all awards granted, modified, repurchased or cancelled by us after December 31, 2005 and to unvested options at the date of adoption. We do not expect the adoption of SFAS 123R to have a material impact on our results of operations, financial position or liquidity.

The FASB has issued Statement of Financial Accounting Standards No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4" (SFAS 151). The provisions of SFAS 151 are intended to eliminate narrow differences between the existing accounting standards of the FASB and the International Accounting Standards Board (IASB) related to inventory costs, in particular, the treatment of abnormal idle facility expense, freight, handling costs and spoilage. SFAS 151 requires that these costs be recognized as current period charges regardless of the extent to which they are considered abnormal. The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material impact on our results of operations, financial position or liquidity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This interim report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. Such forward-looking statements include, but are not limited to, statements regarding the sufficiency of existing cash and future cash flows to satisfy future operating and capital requirements. The Company's actual results could differ materially from those projected in such forward-looking statements as a result of many factors, including, without limitation, those set forth under this section, the section entitled "Business Factors" below and elsewhere in this report on Form 10-Q.

Results of Operations

(Amounts in thousands, except percentages)

Scientific Technologies Incorporated (the "Company") is located in Fremont, California and designs, manufactures and distributes electrical and electronic industrial controls such as machine safety and automation sensing products. Our product lines include safety light curtains, safety interlock switches, safety relays, profiling scanners, factory automation sensors, controls, fiber optics, power monitoring, safety mats, safety contact strips, non-contact ultrasonic sensors and controllers, pressure transducers and other electronic equipment supplied to industrial automation, commercial and defense customers.

Sales for the three months ended March 31, 2005 declined 2% to $14,298 from $14,634 in the first quarter of 2004 primarily due to decreased sales by the Automation Products Group ("APG") that were partially offset by increased sales by the Safety Products Group ("SPG"). Sales by the APG decreased 16% to $1,925 for the first quarter of 2005 from $2,278 for the comparable period in 2004 due to decreased sales of level and pressure products which were partially offset by increased sales of ultrasonic products.

Gross profit as a percentage of sales, or gross margin, declined to 38% for the first quarter of 2005 from 42% in the comparable quarter of 2004. Gross margin at SPG declined during the first quarter of 2005 primarily due to lower sales by our Machine Services Division and a shift in the mix of products sold by SPG to include a higher percentage of products we distribute for other manufacturers, which reduced the overhead absorbed at our Fremont, California factory. Gross margin at APG declined primarily due to decreased sales. Gross profit declined $590 to $5,478 in the three months ended March 31, 2005 from $6,068 during the same period of 2004.

Selling, general and administrative expenses for the three months ended March 31, 2005 increased to $4,421 from $4,407 in the same period of 2004. This increase was primarily the result of higher commission and personnel expenses that were partially offset by lower meeting expense and literature freight. As a percentage of sales for the three months ended March 31, 2005, selling, general and administrative expenses were 31% compared to 30% for the same period in 2004.

Research and development expenses increased 2% to $1,041 for the three months ended March 31, 2005 from $1,017 for the comparable period in 2004. This increase was primarily the result of higher personnel, consulting and outside contractor expenses that were partially offset by reduced material expenses. As a percentage of sales, research and development expenses were 7% in the first quarter of 2005 and the first quarter of 2004.

Our effective income tax rate for the three months ended March 31, 2005 and 2004 was 38%.

Contractual Obligations

The Company has no raw material contracts exceeding one year in duration. In addition, the Company leases production, warehouse and corporate office space as well as certain equipment under non-cancelable operating lease agreements. All building leases have renewal options and all include cost of living adjustments. The following table summarizes the estimated annual obligations.

	Payments due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	Over 5 years
Capital Lease Obligations	$ 147	$ 51	$ 96	$ -	$ -
Operating Leases	$1,666	$794	$ 431	$378	$63
Total	$1,813	$845	$527	$378	$63

Liquidity and Capital Resources

(Amounts in thousands)

We had cash and cash equivalents at March 31, 2005 and December 31, 2004 of approximately $764 and $1,107 respectively. Our short-term investments were $2,350 and $2,350 at March 31, 2005 and December 31, 2004, respectively

For the three months ended March 31, 2005 cash used in operations was $28 while cash provided by operations was $1,569 in the same period in 2004. Net income was $304 lower in the three months ended March 31, 2005, compared to the same period in 2004. In addition, we experienced an inventory reduction of $431 during the first quarter of 2005 compared to an increase of $833 in the first quarter of 2004. Increased accounts payable of $377 was offset by a $492 reduction of accrued expenses in the first quarter of 2005, while accounts payable and accrued expenses increased $1,120 and $353 respectively during the comparable 2004 period.

Available bank borrowings were $6,000, all of which were unused at March 31, 2005. The Company's revolving line of credit was renewed in 2004 through June 30, 2005. We are in compliance with all loan covenants under this facility.

We believe that our existing cash and cash equivalent balances, short-term investments and anticipated cash flows from operations will be sufficient to meet our operating and capital requirements for at least the next 12 months. However, revenues could decline below our expectations resulting in insufficient cash flow from operations or we may require additional financing to fund new product development, strategic investments in new markets, and strategic acquisitions. As a result, we could be required, or could elect, to raise additional funds during that period and we may need to raise additional capital in the future. Additional capital may not be available at all, or may only be available on terms unfavorable to us. With the exception of operating leases, we have not entered into any off-balance sheet financing arrangements, we have not established any variable interest entities, we do not have any unconditional purchase obligations, nor do we have non-cancelable commitments for capital expenditures.

Critical Accounting Policies

There were no material changes in any of our critical accounting estimates or judgments during the first quarter of 2005.

Revenue Recognition

The Company has product and services sales. Revenue from product sales to OEM's and distributors is recognized upon shipment when shipped FOB our plant or upon receipt by the customer when shipped FOB destination, if a signed purchase order exists, the price is fixed or determinable, collection of the resulting receivable is considered reasonably assured and product returns can be reasonably estimated. Subsequent to the sale of the products, we have no obligation to provide any modification or customization, upgrades, enhancements or post contract customer support.

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

Installation and engineering service revenue is recognized when services are rendered, or when an identifiable portion of the contract is completed, no significant post-delivery obligations exist and collection of the resulting receivable is considered reasonably assured

Inventory Valuation

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

Valuation of Goodwill and Other Long-Lived Assets

We review the recoverability of our long-lived assets, such as fixed assets, goodwill, intangible assets and investments, when events or changes in circumstances indicate that the carrying amount of the asset or asset group may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset or asset group from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between the estimated fair value and carrying value. The measurement of impairment requires management to estimate future cash flows and the fair value of long-termed assets. In addition, we review the valuation of goodwill at least annually. Based on our review of the cash flows relative to the acquisition of MSD, Lundahl Instruments and PSI-Tronix, we believe the goodwill and other long-lived assets are not stated at more than their fair value.

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

We may need to raise additional capital

It is possible we may need to raise additional funds in the future, and this additional financing may not be available to us in favorable terms, if at all. We may also require additional capital to acquire or invest in complementary businesses or products or obtain the right to use complementary technologies. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. If we issue debt securities to raise funds, we may incur significant interest expense, which would harm our profitability. The issuance of debt securities may also require us to agree to various restrictions typical of debt securities, including limitations on further borrowing and our right to pay dividends.

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

Item 4. CONTROLS AND PROCEDURES.

(a) Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are ineffective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is of 1934 recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. However, we undertook corrective actions, including the implementation of certain reporting tools and independent internal reviews of key account reconciliations, to ensure that the financial statements and other financial information included in this quarterly report are complete and accurate in all material respects.

(b) In response to the material weaknesses in our internal controls identified by our auditors in connection with the audit of our consolidated financial statements for the year ended December 31, 2004, and in preparation for our compliance with Section 404 of the Sarbanes-Oxley Act of 2002, which will be required as of the end of our fiscal year 2006, we commenced during the first quarter of fiscal 2005 the following corrective actions to remediate the material weaknesses:

(1) We have implemented additional general ledger close and account analysis procedures including procedures to analyze consolidated fluctuations and reporting. These procedures also include analysis of inventory and accounts receivable aging and valuation.

(2) We are working with advisors to help establish policies and procedures related to changes and updates in our accounting system; and

(3) We have begun a process to address our need for additional experienced finance personnel in order to improve our controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

On January 19, 2005, we agreed to the terms of a settlement with Paul Davis Automation, Inc. one of our former manufacturer's representatives, relating to a lawsuit filed by Paul Davis Automation in the United States District Court, Eastern Division. In the lawsuit, Paul Davis Automation had alleged unpaid commission fees upon termination of a contract between the parties. Pursuant to the terms of the settlement agreement, on February 14, 2005, we made a cash payment of approximately $600,000 to Paul Davis Automation, in complete and final settlement of all claims.

Items 2 through 5 are not applicable for this reporting period.

Item 6. EXHIBITS.

The following documents are filed as a part of this Report:

Exhibit 10.4 -	Incentive Bonus Plan dated April 29, 2005 PDF
Exhibit 24.1 -	Power of Attorney is incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 2004, Exhibit 24.1.
Exhibit 31 -	Section 302 Certification of Chief Executive and Chief Financial Officers PDF
Exhibit 32 -	Section 906 Certification of Chief Executive and Chief Financial Officers PDF

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCIENTIFIC TECHNOLOGIES INCORPORATED Registrant
Date: May 13, 2005	/s/Joseph J. Lazzara Joseph J. Lazzara President and Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2005	/s/ Ralph Marimon Ralph Marimon Vice-President and Chief Financial Officer (Principal Financial Officer)