Form 10-Q
period 2005-06-30
SCIENTIFIC TECHNOLOGIES INC
filed 2005-08-15
CIK 708250

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Common stock outstanding as of July 15, 2005 was 9,773,522 shares.

SCIENTIFIC TECHNOLOGIES INCORPORATED
Quarter and Six Months Ended June 30, 2005
INDEX

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

SCIENTIFIC TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEET
 (Unaudited, in thousands, except for per share and share data)

Assets	Jun. 30, 2005	Dec. 31, 2004
Current assets:
Cash and cash equivalents	$ 1,141	$ 1,107
Short-term investments	2,379	2,350
Accounts receivable, net	8,372	7,746
Inventories	10,077	10,584
Deferred income taxes	3,826	3,826
Receivable from Parent	801	941
Prepaid expenses and other assets	525	394
Total current assets	27,1213	26,948

Property and equipment, net	3,271	3,470
Goodwill Other intangible assets, net	216 1,931	216 2,097
Other non-current assets	694	605
Total assets	$33,233	$33,336

Liabilities and Shareholders' Equity
Current liabilities:
Bank overdraft	$ 51	$ 517
Accounts payable	3,587	3,246
Accrued expenses	1,136	1,711
Accrued compensation	2,300	2,209
Current portion of capital lease with Parent	68	68
Total current liabilities	7,142	7,751

Capital lease with Parent	62	96
Deferred income taxes	118	118
Total liabilities	7,322	7,965
Commitments and contingencies (Note 6)
Shareholders' equity:
Common stock, $.001 par value; 100,000 shares authorized; 9,773 and 9,764 shares issued and outstanding	10	10
Capital in excess of par value	6,003	5,992
Retained earnings	19,898	19,369
Total shareholders' equity	25,911	25,371
Total liabilities and shareholders' equity	$33,233	$33,336

The accompanying notes are an integral part of these financial statements.

SCIENTIFIC TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
 (Unaudited, in thousands, except per share data)

	For the three months ended		For the six months ended
	Jun. 30, 2005	Jun. 30, 2004	Jun. 30, 2005	Jun. 30, 2004

Sales	$14,941	$15,637	$29,239	$30,272

Cost of sales	8,771	9,204	17,591	17,770

Gross profit	6,170	6,433	11,648	12,502

Operating expenses:
Selling, general and administrative	4,340	4,383	8,776	8,785
Research and development	1,122	1,013	2,164	2,030
Amortization of intangible assets	47	170	77	341
Total operating expenses	5,509	5,566	11,017	11,156

Income from operations	661	867	631	1,346

Interest and other income, net	89	73	150	117

Income before income taxes	750	940	781	1,463

Provision for income taxes	240	357	252	556

Net income	$ 510	$ 583	$ 529	$ 907

Net income per share:
Basic and diluted	$ 0.05	$ 0.06	$ 0.05	$ 0.09

Shares used to compute net income per share: Basic Diluted	9,772 9,772	9,729 9,811	9,770 9,774	9,728 9,797

The accompanying notes are an integral part of these financial statements

SCIENTIFIC TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
 (Unaudited, in thousands)

	For the six months ended
	Jun. 30, 2005	Jun. 30, 2004

Cash flows from operating activities
Net income	$ 529	$ 907
Adjustments to reconcile net income to cash
provided by operating activities:
Allowance for doubtful accounts	(68)123	(117)
Depreciation and amortization	849	1,291
Loss on disposal of property and equipment	2	--
Warranty reserve	13	(3)
Changes in assets and liabilities
Accounts receivable	(558)(604)	72
Inventories	507	(1,693)
Receivable from Parent	140	449
Prepaid expense and other assets	(220)(561)	198
Accounts payable	341	283
Accrued expenses	(497)	263
Cash flows provided by operating activities	1,038	1,650

Cash flows from investing activities
Purchase of short-term investments	(29)	--
Proceeds from sale of fixed assets	10	--
Purchase of property and equipment	(496)	(556)
Cash flows used in investing activities	(515)	(556)

Cash flows from financing activities
Repayment of capital lease with Parent	(34)	(34)
Decrease in bank overdraft	(466)	(192)
Issuance of common stock	11	73
Cash flows provided by (used in) financing activities	(489)	(153)

Change in cash and cash equivalents	34	941

Cash and cash equivalents at beginning of period	1,107	2,645
Cash and cash equivalents at end of period	$ 1,141	$ 3,586
Supplemental disclosure of cash flow information:
Cash paid to Parent for income taxes	$ 252	$ 556
Supplemental disclosure of non-cash activities:
Cash paid to Parent for capital lease	$ 34	$ 34

The accompanying notes are an integral part of these financial statements.

SCIENTIFIC TECHNOLOGIES INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

1. INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements for the three and six months ended June 30, 2005 and 2004 are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States of America and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the financial position, results of operations and cash flows of Scientific Technologies Inc. (the "Company") and its subsidiaries for all periods presented.

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

RECLASSIFICATIONS

Certain items previously reported in specific financial statement captions have been reclassified to conform to 2005 presentation as follows:

  Certain sales reserves have been reclassified from accrued expenses to contra accounts receivable.

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

	Six Months Ended June 30
	2005	2004
Net income, as reported	$ 529	$ 907
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of tax	46	46
Pro forma net income	$ 483	$ 861
Net income per share - basic and diluted:
As reported	$ 0.05	$ 0.09
Pro forma	$ 0.05	$ 0.09

No options to purchase shares of common stock were granted in the six months ended June 30, 2005.

2. INVENTORIES

Inventories consist of the following (in thousands):

	Jun. 30, 2005	Dec. 31, 2004
Raw materials	$ 4,666	$ 5,705
Subassemblies	1,732	1,518
Work in process	623	616
Finished goods	3,056	2,745
	$10,077	$10,584

3. NET INCOME PER SHARE

A reconciliation of the numerators and denominators used to compute basic and diluted income per common share is provided below.

	(In thousands)		(Per share)
	Income	Shares	Amount
Three months ended June 30, 2005
Basic earnings per share calculation	$ 510	9,772	$ 0.05
Effect of dilutive securities Stock options		--
Diluted earnings per share calculation	$ 510	9,772	$ 0.05
Three months ended June 30, 2004
Basic earnings per share calculation	$ 583	9,729	$ 0.06
Effect of dilutive securities Stock options		82
Diluted earnings per share calculation	$ 583	9,811	$ 0.06
Six months ended June 30, 2005
Basic earnings per share calculation	$ 529	9,770	$ 0.05
Effect of dilutive securities Stock options		4
Diluted earnings per share calculation	$ 529	9,774	$ 0.05
Six months ended June 30, 2004
Basic earnings per share calculation	$ 907	9,728	$ 0.09
Effect of dilutive securities Stock options		69
Diluted earnings per share calculation	$ 907	9,797	$ 0.09

4. RELATED PARTY TRANSACTIONS

The Company provides certain management services to the Parent such as general management and accounting services. The Company charges the cost of these services to the Parent based upon the amount of time employees spent providing these services. Management services charged by the Company to the Parent for the six months ending June 30, 2005 and 2004 totaled $150,000 and $163,000 respectively.

The Company leases essentially all of a 99,500 square foot facility owned by an affiliate of the Parent. The Company also leases another 25,000 square feet in another facility owned by the same affiliate. Overhead costs are allocated primarily on the basis of square footage utilized. Amounts paid to this affiliate were $257,000 per quarter during the quarters ended June 30, 2005 and 2004. In addition, the Company is party to a capital equipment lease of $130,000 at June 30, 2005 under which the Parent is the lessor.

The Company utilizes a receivable from/payable to Parent account to record activity including cash received, cash disbursed and amounts owed to and receivable from the Parent for allocated charges. The net effect of transactions with the Parent resulted in a receivable from Parent of $801,000 at June 30, 2005.

The Company is included in the consolidated tax return of the Parent, but provides for income taxes on a separate return basis pursuant to a tax sharing arrangement, which limits the Company's tax liability to the amount payable to the Parent. Income taxes payable are recorded as a reduction to the receivable from Parent account or as an increase to the payable to Parent account.

The Company owns 50% of Aurora Technology Pte. Ltd ("Aurora"), in a joint venture with Amplus Communication Pte. Ltd. Aurora. Aurora, a Singapore manufacturing company, manufactures and sells sub-assemblies and other components to the Company and others. Amounts purchased from Aurora for the six months ended June 30, 2005 were $3,584,000. The carrying value of our investment in Aurora, which is accounted for under the equity method, amounted to approximately $623,000 aAt June 30, 2005 and $550,000 at December 31, 2004our investment.

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

Financial information for each product group is as follows: (in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
Safety Products	2005	2004	2005	2004
Sales	$12,809	$12,981	$25,182	$25,337
Group operating profit (loss)	850	838	1,289	1,360

Automation Products
Sales	$ 2,132	$ 2,656	$ 4,057	$ 4,935
Group operating profit (loss)	(189)	29	(658)	(14)

	At
	Jun. 30,		Dec. 31,
Total Assets	2005		2004
Safety Products	$24,534		$25,868
Automation Products	8,699		7,468
Total	$ 33,233		$ 33,336

The Company operates principally in the United States. Sales to foreign customers represented 13% of total sales in the three and six months ended June 30, 2005, compared to 14% and 13% in the comparable periods in 2004.

6. COMMITMENTS AND CONTINGENCIES

The Company offers warranties on certain products and records a liability for the estimated future costs associated with warranty claims, which is based upon historical experience and the Company's estimate of the level of future costs. A reconciliation of the changes in the Company's warranty liability follows (in thousands):

	Three months ended June 30,
	2005	2004
Warranty accrual at beginning of period	$235	$221
Accruals for warranties issued	145	54
Expenses incurred	(108)	(57)
Warranty accrual at end of period	$ 272	$ 218
	Six months ended June 30,
	2005	2004
Warranty accrual at beginning of period	$285	$221
Accruals for warranties issued	159	96
Expenses incurred	(172)	(99)
Warranty accrual at end of period	$ 272	$ 218

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

7. RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" (SFAS 123R). Under the provisions of SFAS 123R, companies are required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exception). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. On April 14, 2005, the Securities and Exchange Commission (SEC) approved a delay to the effective date of SFAS 123R. Under the new SEC rule, SFAS 123R is effective for annual periods that begin after June 15, 2005. SFAS 123R applies to all awards granted, modified, repurchased or cancelled by us after December 31, 2005 and to unvested options at the date of adoption. We do not expect the adoption of SFAS 123R to have a material impact on our results of operations, financial position or liquidity.

The FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. This pronouncement applies to all voluntary changes in accounting principle, and revises the requirements for accounting for and reporting a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle, unless it is impracticable to do so. This pronouncement also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. SFAS No. 154 retains many provisions of APB Opinion 20 without change, including those related to reporting a change in accounting estimate, a change in the reporting entity, and correction of an error. The pronouncement also carries forward the provisions of SFAS No. 3 which govern reporting accounting changes in interim financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154. We do not expect the adoption of SFAS 151 to have a material impact on our results of operations, financial position or liquidity.

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

Results of Operations

(Amounts in thousands, except percentages)

Scientific Technologies Incorporated (the "Company") is headquartered in Fremont, California and designs, manufactures and distributes electrical and electronic industrial controls such as machine safety and automation sensing products. Our product lines include safety light curtains, safety interlock switches, safety relays, profiling scanners, factory automation sensors, controls, fiber optics, power monitoring, safety mats, safety contact strips, non-contact ultrasonic sensors and controllers, pressure transducers and other electronic equipment supplied to industrial automation, commercial and defense customers. We are organized into two product groups, the Safety Products Group (SPG), comprised of the Optical Sensor Division (OSD) and the Machine Services Division (MSD) and the Automation Products Group (APG).

Sales for the three and six months ended June 30, 2005 declined 4% and 3% respectively, to $14,941 and $29,239 from $15,637 and $30,272 in the comparable 2004 periods. Sales declines were reported by APG and SPG. APG sales were lower by $494 and $878, respectively, while SPG sales declined by $172 and $155, respectively. Increased sales by OSD and higher revenue from equipment sales by MSD were offset by reduced service and project revenue at MSD.

For the second quarter of 2005, cost of sales as a percent of sales (gross margin) remained constant at 41% when compared to the same period in 2004. Year to date 2005 gross margin declined to 40% from 41% in the first half of 2004. This was primarily the result of a higher ratio of our sales relating to distribution for other manufacturers during the first quarter of 2005, resulting in reduced overhead absorption at OSD. APG gross margin declined in the first six months of 2005, when compared to the first half of 2004, primarily due to lower sales, which reduced overhead absorption.

Selling, general and administrative expenses for the three and six months ended June 30, 2005 declined slightly to $4,340 and $8,776 from $4,383 and $8,785, respectively compared to the same 2004 periods. This decrease was primarily the result of lower meeting expenses and literature expense that were partially offset by higher commission and personnel expenses. As a percentage of sales for the three and six months ended June 30, 2005, selling, general and administrative expenses were 29% and 30% respectively, compared to 28% and 29% for the same periods in 2004.

Research and development expenses increased11% and 7%, respectively to $1,122 and $2,164 for the three and six months ended June 30, 2005 from $1,013 and $2,030 for the comparable periods in 2004. This increase was primarily the result of increased labor costs and material usage during the second quarter of 2005 and increased labor and consulting fees in the first half of 2005, compared to the 2005 periods. As a percentage of sales, research and development expenses were 8% and 7% in the second quarter and first six months of 2005 compared to 7% in the same periods in 2004.

As a result of the intangible impairment write downs in the second half of 2004, second quarter and six months 2005 amortization expense were reduced 72% and 48% respectively.

Our effective income tax rate for the three and six months ended June 30, 2005 and 2004 was 32%, compared to 38% in the 2004 periods. This was the result of an increase of $45 in the research and development credit anticipated for 2005.

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

	Payments due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	Over 5 years
Capital Lease Obligations	$ 130	$ 68	$ 62	$ -	$ -
Operating Leases	$1,410	$501	$ 126	$126	$657
Total	$1,540	$569	$188	$126	$657

Liquidity and Capital Resources

(Amounts in thousands)

We had cash and cash equivalents at June 30, 2005 and December 31, 2004 of approximately $1,141 and $1,10700 respectively. Our short-term investments were $2,379 and $2,350 at June 30, 2005 and December 31, 2004, respectively

For the six months ended June 30, 2005 cash provided by operations was $1,038 compared to $1,650 in the same period in 2004. Net income was $378 lower in the six months ended June 30, 2005, compared to the same period in 2004. In addition, we experienced an inventory reduction of $507 during the first half of 2005 compared to an increase of $1,693 in the first half of 2004. Receivable from Parent was reduced by $140 in the first half of 2005, compared to a $449 reduction in the same of period. Accounts payable increased by $341, and accrued expenses were reduced by $497 in the six months ended June 30, 2005, respectively, compared to increases of $283 and $263 in the comparable period in 2004. Other assets grew by $220 in the first half of 2005 compared to a reduction in 2004.

Available bank borrowings were $6,000, all of which were unused at June 30, 2005. The Company's revolving line of credit was renewed in 2005 through June 30, 2006. We are in compliance with all loan covenants under this facility. We are in compliance with all loan covenants under this facility.

We believe that our existing cash and cash equivalent balances, short-term investments and anticipated cash flows from operations will be sufficient to meet our operating and capital requirements for at least the next 12 months. However, revenues could decline below our expectations resulting in insufficient cash flow from operations or we may require additional financing to fund new product development, strategic investments in new markets, and strategic acquisitions. As a result, we could be required, or could elect, to raise additional funds during that period and we may need to raise additional capital in the future. Additional capital may not be available at all, or may only be available on terms unfavorable to us. With the exception of operating leases, we have not entered into any off- balance sheet financing arrangements, we have not established any variable interest entities, we do not have any unconditional purchase obligations, nor do we have non-cancelable commitments for capital expenditures.

Critical Accounting Policies

There were no material changes in any of our critical accounting estimates or judgments during the first or second quarters of 2005.

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

Valuation of Goodwill and Other Long-Lived Assets

We review the recoverability of our long-lived assets, such as fixed assets, goodwill, intangible assets and investments, when events or changes in circumstances indicate that the carrying amount of the asset or asset group may not be recoverable. We had no such impairment trigger event in the six months ended June 30, 2005. The assessment of possible impairment is based on our ability to recover the carrying value of the asset or asset group from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between the estimated fair value and carrying value. The measurement of impairment requires management to estimate future cash flows and the fair value of long-termed assets. In addition, we review the valuation of goodwill at least annually. Based on our review of the cash flows relative to the acquisition of MSD, Lundahl Instruments and PSI- Tronix, we believe the goodwill and other long-lived assets are not stated at more than their fair value.

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

Our business could suffer if we are experience delays or are unable to transition certain of our products to conformance with new European hazardous substance regulations.

The legislative and commercial actions in Europe regarding hazardous substances have brought a new level of environmental awareness to industrial equipment industries. Certain of our products that may fall within the scope of the Restriction on Hazardous Substances (RoHS) Directive may be required to conform to the new emerging restrictions and conventions. Delays or failure to transition current products to environmental compliance for the broad range of countries where our products are deployed may negatively impact revenues. Further, many of our commercial parts suppliers and contract manufacturers have begun or completed the conversion to meet this new emerging requirement. Should these efforts be delayed our supply chain of qualified components could prevent STI from meeting the deadline for compliance. Also our cost to become compliant could become more than currently projected, therefore negatively impacting our revenues and margin performance.

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

We have identified in the past, and may identify in the future, material weaknesses in our internal control over financial reporting, which could damage public perception of our financial statements and cause our stock price to decline.

In the course of preparing our financial statements for fiscal year ended December 31, 2004, we and our auditors identified material weaknesses, as defined in Public Company Accounting Oversight Board Standard No. 2, in our internal control over financial reporting. Specifically, material weaknesses were identified with respect to inadequate preparation and insufficient review and analysis of certain financial statement account reconciliations; lack of documented policies and procedures related to changes and updates in our accounting system; and lack of sufficient personnel with appropriate qualifications and training in certain key accounting roles and adherence to certain control disciplines within the accounting and financial reporting function.

Although we have taken steps to remediate these material weaknesses, we cannot assure you that we will not in the future identify material weaknesses or significant deficiencies in our internal control over financial reporting that we have not discovered to date or that may arise in the future. In such case, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

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

Item 4. CONTROLS AND PROCEDURES.

(a) Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that, As of June 30, 2005, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. However, due to corrective actions we undertook, including the implementation of certain reporting tools and independent internal reviews of key account reconciliations, our management believes that the financial statements and other financial information included in this quarterly report are complete and accurate in all material respects.

(b) In response to the material weaknesses in our internal controls over financial reporting identified by our auditors in connection with the audit of our consolidated financial statements for the year ended December 31, 2004, and in preparation for our compliance with Section 404 of the Sarbanes-Oxley Act of 2002, which will be required as of the end of our fiscal year 2006, we commenced during the first quarter of fiscal 2005, and continued during the second quarter of fiscal 2005, the following corrective actions to remediate the material weaknesses:

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

We intend to continue to evaluate the remediation efforts addressing the material weaknesses that were identified and to take appropriate action to correct the deficiencies identified, and to continue to review, evaluate and strengthen our controls and processes. The Audit Committee of our Board of Directors is performing oversight of our implementation of enhancements and improvements to our internal control over financial reporting, and our management is reporting to our Audit Committee on a regular basis regarding these matters.

PART II - OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of shareholders held on May 26, 2005, the shareholders re-elected the following to the Board of Directors, Anthony R. Lazzara: 9,549,406 shares for, 61,722 shares withheld, Joseph J. Lazzara: 9,548,721 shares for, 62,407 shares withheld, James A. Lazzara: 9,548,756 shares for, 62,372 shares withheld, James A. Ashford: 9,549,729 shares for, 61,399 shares withheld, Carl H. Frei: 9,586,264 shares for, 24,864 shares withheld, Bernard L. Ploshay: 9,585,264 shares for, 25,864 shares withheld, and Richard S. Baldwinson: 9,586,264 shares for and 24,864 shares withheld.

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

SCIENTIFIC TECHNOLOGIES INCORPORATED Registrant
Date: August 15, 2005	/s/Joseph J. Lazzara Joseph J. Lazzara President and Chief Executive Officer (Principal Executive Officer)

Date: August 15, 2005	/s/ Richard O. Faria Richard O. Faria Vice-President and Chief Financial Officer (Principal Financial Officer)