Form 10-Q
period 2005-09-30
SCIENTIFIC TECHNOLOGIES INC
filed 2005-11-14
CIK 708250

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES [     ]     NO [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [     ]     NO [X]

Common stock outstanding as of October 15, 2005 was 9,773,522 shares.

SCIENTIFIC TECHNOLOGIES INCORPORATED
Quarter and Nine Months Ended September 30, 2005
INDEX

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

SCIENTIFIC TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEET
 (Unaudited, in thousands, except for per share and share data)

Assets	Sep. 30, 2005	Dec. 31, 2004
Current assets:
Cash and cash equivalents	$ 2,928	$ 1,107
Short-term investments	2,441	2,350
Accounts receivable, net	8,235	7,746
Inventories	9,717	10,584
Deferred income taxes	3,826	3,826
Receivable from Parent	384	941
Prepaid expenses and other assets	591	394
Total current assets	28,122	26,948

Property and equipment, net	3,105	3,470
Goodwill	216	216
Other intangible assets, net	1,848	2,097
Other non-current assets	749	605
Total assets	$34,040	$33,336

Liabilities and Shareholders' Equity
Current liabilities:
Bank overdraft	$ --	$ 517
Accounts payable	3,002	3,246
Accrued expenses	1,033	1,711
Accrued compensation	2,202	2,209
Current portion of capital lease with Parent	68	68
Total current liabilities	6,305	7,751

Capital lease with Parent	45	96
Deferred income taxes	118	118
Total liabilities	6,468	7,965
Commitments and contingencies (Note 6)
Shareholders' equity:
Common stock, $.001 par value; 100,000 shares authorized; 9,773 and 9,764 shares issued and outstanding	10	10
Capital in excess of par value	6,003	5,992
Retained earnings	21,559	19,369
Total shareholders' equity	27,572	25,371
Total liabilities and shareholders' equity	$34,040	$33,336

The accompanying notes are an integral part of these financial statements.

SCIENTIFIC TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
 (Unaudited, in thousands, except per share data)

	For the three months ended		For the nine months ended
	Sep. 30, 2005	Sep. 30, 2004	Sep. 30, 2005	Sep. 30, 2004
Sales	$15,002	$14,604	$44,241	$44,876

Write down of intangible assets	--	727	--	727

Cost of sales	8,585	9,176	26,176	26,946

Gross profit	6,417	4,701	18,065	17,203

Operating expenses:
Selling, general and administrative	4,387	4,296	13,175	13,081
Research and development	917	960	3,081	2,990
Write down of intangible assets	--	1,275	--	1,275
Amortization of intangible assets	47	170	112	511
Total operating expenses	5,351	6,701	16,368	17,857

Income (loss) from operations	1,066	(2,000)	1,697	(654)

Interest and other income, net	87	76	237	193

Income (loss) before income taxes	1,153	(1,924)	1,934	(461)

Provision (benefit) for income taxes	(507)	(731)	(256)	(175)

Net income (loss)	$ 1,660	$(1,193)	$ 2,190	$ (286)

Net income (loss) per share:
Basic and diluted	$ 0.17	$ (0.12)	$ 0.22	$ (0.03)

Shares used to compute net income per share: Basic Diluted	9,773 9,774	9,735 9,735	9,771 9,772	9,734 9,734

The accompanying notes are an integral part of these financial statements

SCIENTIFIC TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
 (Unaudited, in thousands)

	For the nine months ended
	Sep. 30, 2005	Sep. 30, 2004

Cash flows from operating activities
Net income (loss)	$ 2,190	$ (286)
Adjustments to reconcile net income to cash
provided by operating activities:
Allowance for doubtful accounts	(81)	(164)
Impairment of goodwill and intangible assets	--	2,002
Depreciation and amortization	1,234	1,962
Gain on equity investment in affiliate	--	(162)
Loss on disposal of property and equipment	2	--
Warranty reserve	269	96
Changes in assets and liabilities
Accounts receivable	(408)	(237)
Inventories	867	(1,476)
Receivable from Parent	557	101
Deferred income taxes	--	(760)
Prepaid expense and other assets	(341)	361
Accounts payable	(244)	(260)
Accrued expenses	(954)	453
Cash flows provided by operating activities	3,091	1,630

Cash flows from investing activities
Purchase of short-term investments	(91)	--
Proceeds from sale of fixed assets	10	--
Purchase of property and equipment	(632)	(913)
Cash flows used in investing activities	(713)	(913)

Cash flows from financing activities
Repayment of capital lease with Parent	(51)	(51)
Increase (decrease) in bank overdraft	(517)	117
Issuance of common stock	11	120
Cash flows provided by (used in) financing activities	(557)	186
Change in cash and cash equivalents	1,821	903

Cash and cash equivalents at beginning of period	1,107	2,645
Cash and cash equivalents at end of period	$ 2,928	$ 3,548
Supplemental disclosure of cash flow information:
Cash paid to Parent for income taxes	$ --	$ 585
Supplemental disclosure of non-cash activities:
Cash paid to Parent for capital lease	$ 51	$ 51

The accompanying notes are an integral part of these financial statements.

SCIENTIFIC TECHNOLOGIES INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

1. INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2005 and 2004 are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States of America and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the financial position, results of operations and cash flows of Scientific Technologies Inc. (the "Company") and its subsidiaries for all periods presented.

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

  Adjustable rate short-term investments ("auction rate securities") have been reclassified from cash and cash equivalents.

  Bank overdrafts have been reclassified from cash and cash equivalents.

STOCK-BASED COMPENSATION

The following table sets forth the effect on the Company's net income and net income per share as if the Company had recorded compensation costs based on the estimated grant date fair value as defined by Statement of Financial Accounting Standards (SFAS) No. 123 for all granted stock-based awards (in thousands, except per share amounts).

	Nine Months Ended September 30
	2005	2004
Net income (loss), as reported	$2,190	$ (286)
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of tax	76	52
Pro forma net income (loss)	$ 2,114	$ (338)
Net income (loss) per share - basic and diluted:
As reported	$ 0.22	$ (0.03)
Pro forma	$ 0.22	$ (0.03)

Options to purchase 10,000 and 17,000 shares of common stock were granted in the nine months ended September 30, 2005 and 2004, respectively. All options were granted at fair market value.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the nine months ended 2005 and 2004: Dividend yield of 0%; expected volatility of 45%, risk-free interest rate of 1%, and expected life of 5 years.

2. INVENTORIES

Inventories consist of the following (in thousands):

	Sep. 30, 2005	Dec. 31, 2004
Raw materials	$ 4,569	$ 5,705
Subassemblies	1,613	1,518
Work in process	441	616
Finished goods	3,094	2,745
	$ 9,717	$ 10,584

3. NET INCOME PER SHARE

A reconciliation of the numerators and denominators used to compute basic and diluted income per common share is provided below.

	(In thousands)		(Per share)
	Income	Shares	Amount
Three months ended September 30, 2005
Basic earnings per share calculation	$ 1,660	9,773	$ 0.17
Effect of dilutive securities Stock options		1
Diluted earnings per share calculation	$ 1,660	9,774	$ 0.17
Three months ended September 30, 2004
Basic and dilutive loss per share calculation	$ (1,193)	9,735	$ (0.12)
Nine months ended September 30, 2005
Basic earnings per share calculation	$ 2,190	9,771	$ 0.22
Effect of dilutive securities Stock options		1
Diluted earnings per share calculation	$ 2,190	9,772	$ 0.22
Nine months ended September 30, 2004
Basic and dilutive loss per share calculation	$ (286)	9,734	$ (0.03)

4. RELATED PARTY TRANSACTIONS

The Company provides certain management services to the Parent such as general management and accounting services. The Company charges the cost of these services to the Parent based upon the amount of time employees spent providing these services. Management services charged by the Company to the Parent for the nine months ending September 30, 2005 and 2004 totaled $224,000 and $245,000 respectively.

The Company leases essentially all of a 99,500 square foot facility owned by an affiliate of the Parent. The Company also leases another 25,000 square feet in another facility owned by the same affiliate. Overhead costs are allocated primarily on the basis of square footage utilized by each party. Amounts paid to this affiliate were $257,000 per quarter during the quarters ended September 30, 2005 and 2004. In addition, the Company is party to a capital equipment lease of $113,000 at September 30, 2005 under which the Parent is the lessor.

The Company utilizes a receivable from/payable to Parent account to record activity including cash received, cash disbursed and amounts owed to and receivable from the Parent for allocated charges. The net effect of transactions with the Parent resulted in a receivable from Parent of $384,000 at September 30, 2005.

The Company is included in the consolidated tax return of the Parent, but provides for income taxes on a separate return basis. During the third quarter, the Company reached an agreement with the Internal Revenue Service which allowed the Company to file amended federal and state income tax returns for the years ended December 31, 1999, 2000, 2001, 2002 and 2003 these amendments allowed the Company to realize additional income tax credits and record a tax benefit for the three and nine months ended September 30, 2005. Income taxes payable are recorded as a reduction to the receivable from Parent account or as an increase to the payable to Parent account.

The Company owns 50% of Aurora Technology Pte. Ltd ("Aurora"), in a joint venture with Amplus Communication Pte. Ltd. Aurora. Aurora, a Singapore manufacturing company, manufactures and sells sub-assemblies and other components to the Company and others. Amounts purchased from Aurora for the nine months ended September 30, 2005 were $5,124,000. The carrying value of our investment in Aurora, which is accounted for under the equity method, amounted to approximately $678,000 at September 30, 2005 and $550,000 at December 31, 2004.

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

Financial information for each product group is as follows: (in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Safety Products
Sales	$12,523	$12,522	$37,705	$37,859
Group operating profit (loss)	880	(1,962)	2,171	(894)

Automation Products
Sales	$ 2,479	$ 2,082	$ 6,536	$ 7,017
Group operating profit (loss)	186	(38)	(474)	240

	At
Total Assets	Sep. 30 2005	Dec. 31 2004
Safety Products	$24,761	$25,868
Automation Products	9,279	7,468
Total	$ 34,040	$ 33,336

The Company operates principally in the United States. Sales to foreign customers represented 18% and 16%, respectively, of total sales in the three and nine months ended September 30, 2005, compared to 13% in the comparable periods in 2004.

6. COMMITMENTS AND CONTINGENCIES

The Company offers warranties on certain products and records a liability for the estimated future costs associated with warranty claims, which is based upon historical experience and the Company's estimate of the level of future costs. A reconciliation of the changes in the Company's warranty liability follows (in thousands):

	Three months ended September 30,
	2005	2004
Warranty accrual at beginning of period	$272	$221
Accruals for warranties issued	151	54
Expenses incurred	(125)	(57)
Warranty accrual at end of period	$ 298	$ 218
	Nine months ended September 30,
	2005	2004
Warranty accrual at beginning of period	$285	$221
Accruals for warranties issued	269	96
Expenses incurred	(256)	(99)
Warranty accrual at end of period	$ 298	$ 218

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

7. RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) has issued SFAS No. 123 (revised 2004), "Share- Based Payment". Under the provisions of SFAS 123R, companies are required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exception). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. SFAS 123R is effective for annual periods that begin after June 15, 2005. SFAS 123R applies to all awards granted, modified, repurchased or cancelled by us after December 31, 2005 and to unvested options at the date of adoption. The Company does not expect the adoption of SFAS 123R to have a material impact on our results of operations, financial position or liquidity.

The FASB issued SFAS No. 154, "Accounting Changes and Error Corrections", which replaces APB Opinion No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements". This pronouncement applies to all voluntary changes in accounting principle, and revises the requirements for accounting for and reporting a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle, unless it is impracticable to do so. This pronouncement also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. SFAS No. 154 retains many provisions of APB Opinion 20 without change, including those related to reporting a change in accounting estimate, a change in the reporting entity, and correction of an error. The pronouncement also carries forward the provisions of SFAS No. 3 which govern reporting accounting changes in interim financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154. We do not expect the adoption of SFAS 151 to have a material impact on our results of operations, financial position or liquidity.

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

Sales for the three and nine months ended September 30, 2005 increased 1% and declined 3% respectively, to $15,002 and $44,241 from $14,604 and $44,876 in the comparable 2004 periods. For the three months ended September 30, 2005, SPG sales were essentially flat compared to the same 2004 period. MSD sales increased by $556, while OSD sales declined by the same amount. OSD was negatively impacted by lower sales of light curtains and vehicle scanners. For the three months ended September 30, 2005, APG recorded higher sales of level sensor and control components products compared to the same period in 2004. For the first nine months of 2005, SPG sales were slightly below the same period in 2004. Increased sales of light curtains, interlocks and relays by OSD were offset by lower vehicle scanner sales. Lower project and service revenue at MSD was partially offset by sales of LazerSafe products. For the first nine months of 2005, APG sales were 7% below 2004, primarily due to lower sales of pressure products offsetting increased ultrasonic and level sensing products.

For the third quarter of 2005, gross profit as a percent of sales (gross margin) improved to 43% from the 32% recorded in the same period in 2004. During the third quarter of 2004, we experienced an impairment of certain intangible assets originating from our purchase of MSD. Excluding this write down, gross margin in the third quarter of 2004 was 37%. The improvement in this measure of gross margin in the third quarter of 2005 when compared to the comparable quarter in 2004 was the result of increased volume at APG, coupled with the cost savings which resulted from the relocation of the pressure products from Tulare, California to our facility in Logan, Utah. The Tulare facility was closed in March, 2005. In addition SPG benefited from higher margins related to increased sales of LazerSafe products at MSD. Gross margin for the nine months ended September 30, 2005 improved to 41% from 38% in the comparable period in 2004. In addition to the nonrecurring intangible write down of 2004, gross margin was positively impacted by improved profitability at MSD and the nine month effect of the APG cost reductions.

Selling, general and administrative expenses for the three and nine months ended September 30, 2005 increased to $4,387 and $13,175, respectively, from $4,296 and $13,081 over the same 2004 periods. During 2005, we opened a sales and service office in China to expand our global presence and take advantage of opportunities available in this large market place. As a percentage of sales for the three and nine months ended September 30, 2005, selling, general and administrative expenses were 29% and 30%, respectively, compared to 29% for the same periods in 2004.

Research and development expenses declined 4% to $917 compared to $960 recorded in the third quarter of 2004, as a result of lower material and outside product certification expenses. For the nine months ended September 30, 2005 research and development expenses rose 3% to $3,081 from $2,990 in the same period in 2004. This was the result of higher staffing levels and material usage at APG offsetting lower material and outside service expenses at OSD. As a percentage of sales, research and development expenses were 6% and 7% in the third quarter and first nine months of 2005 compared to 7% in the same periods in 2004.

As a result of the intangible impairment write downs in the second half of 2004, third quarter and nine months 2005 amortization expense were reduced by 72% and 78% respectively.

During the third quarter, we reached an agreement with the Internal Revenue Service which allowed us to file amended federal and state income tax returns for the years ended December 31, 1999, 2000, 2001, 2002 and 2003 which allowed us to realize additional income tax credits and record a tax benefit for the three and nine months ended September 30, 2005. The effective tax rate as of September 30, 2005 was (13%).

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

	Payments due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	Over 5 years
Capital Lease Obligations	$ 113	$ 68	$ 45	$ -	$ -
Operating Leases	$1,185	$276	$ 126	$126	$657
Total	$1,298	$344	$171	$126	$657

Liquidity and Capital Resources

(Amounts in thousands)

We had cash and cash equivalents at September 30, 2005 and December 31, 2004 of approximately $2,928 and $1,107 respectively. Our short-term investments were $2,441 and $2,350 at September 30, 2005 and December 31, 2004, respectively

For the nine months ended September 30, 2005 cash provided by operations was $3,091 compared to $1,630 in the same period in 2004. Net income was $2,476 higher in the nine months ended September 30, 2005, compared to the same period in 2004. In addition, we experienced an inventory reduction of $867 during the first nine months of 2005 compared to an increase of $1,503 in the first nine months of 2004. The inventory reduction in 2005 was due to the increased sales and new products introduced in 2005. The inventory increase in 2004 related to anticipation of increased sales and new products to be introduced in 2005. Receivable from Parent was reduced by $557 in the nine months ended September 30, 2005, compared to a $101 reduction in the same 2004 period. Accounts payable was reduced by $244, and accrued expenses were reduced by $698 in the nine months ended September 30, 2005, respectively, compared to a reduction of $260 and an increases of $656 in the comparable period in 2004. Other assets grew by $341 in the first three quarters of 2005 compared to a reduction of $361 in the comparable 2004 period.

Available bank borrowings were $6,000, all of which were unused at September 30, 2005. The Company's revolving line of credit was renewed in 2005 through September 30, 2006. We are in compliance with all loan covenants under this facility.

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

Critical Accounting Policies

There were no material changes in any of our critical accounting estimates or judgments during the first three quarters of 2005.

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

Our agreements with our distributors include certain product rotation, price protection, and warranty rights. All distributors have the right to rotate slow moving products four times each fiscal year. The maximum dollar value of inventory eligible for rotation is equal to eight percent of our products purchased by the distributor during the previous fiscal year. In order to take advantage of their product rotation rights, the distributors must order and take delivery of additional products equal to at least the dollar value of the products that they want to rotate. Reserves for the right of return and restocking are established based on the requirements of Statement of Financial Accounting Standards ("SFAS") 48, "Revenue Recognition when Right of Return Exists" because we have visibility into our distributor's inventory and have sufficient history to estimate returns. We record a reserve based on historical trend. Stock rotation and returns estimates are recorded as reductions of sales and cost of sales.

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

Valuation of Goodwill and Other Long-Lived Assets

We review the recoverability of our long-lived assets, such as fixed assets, goodwill, intangible assets and investments, when events or changes in circumstances indicate that the carrying amount of the asset or asset group may not be recoverable. We had no such impairment trigger event in the nine months ended September 30, 2005. The assessment of possible impairment is based on our ability to recover the carrying value of the asset or asset group from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between the estimated fair value and carrying value. The measurement of impairment requires management to estimate future cash flows and the fair value of long-termed assets. In addition, we review the valuation of goodwill at least annually. Based on our review of the cash flows relative to the acquisition of MSD, Lundahl Instruments and PSI-Tronix, we believe the goodwill and other long-lived assets are not stated at more than their fair value.

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

Item 4. CONTROLS AND PROCEDURES.

(a) Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2005, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. However, due to corrective actions we undertook, including the implementation of certain reporting tools and independent internal reviews of key account reconciliations, our management believes that the financial statements and other financial information included in this quarterly report are complete and accurate in all material respects.

(b) In connection with the audit of our consolidated financial statements for the year ended December 31, 2004, and in light of new, recently issued interpretative guidance in relation to the assessment of the operating effectiveness of a company's internal controls, our management and our independent registered public accounting firm, BDO Seidman, LLP, identified certain "material weaknesses" (as such term is defined under Public Company Accounting Oversight Board Auditing Standard No. 2 ) in our internal controls.

(c) The material weaknesses identified related to: (1) inadequate preparation and insufficient review and analysis of certain financial statement account reconciliations primarily relating to inventory and accounts receivable valuation; (2) lack of documented policies and procedures related to changes and updates in the accounting system; and (3) lack of sufficient personnel with appropriate qualifications and training in certain key accounting roles and adherence to certain control disciplines within the accounting and financial reporting function. Our management believes that the material weaknesses arose as a result of the Company's significant acquisitions in Logan, Utah and Anaheim, California in recent years.

(d) In response to the material weaknesses in our internal controls over financial reporting identified by our auditors in connection with the audit of our consolidated financial statements for the year ended December 31, 2004, and in preparation for our compliance with Section 404 of the Sarbanes-Oxley Act of 2002, which will be required as of the end of our fiscal year 2007, we commenced during the first quarter of fiscal 2005, and continued during the second and third quarters of fiscal 2005, the following corrective actions to remediate the material weaknesses:

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

SCIENTIFIC TECHNOLOGIES INCORPORATED Registrant
Date: November 14, 2005	/s/Joseph J. Lazzara Joseph J. Lazzara President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2005	/s/ Richard O. Faria Richard O. Faria Vice-President and Chief Financial Officer (Principal Financial Officer)