Form 10-K
period 2005-12-31
SCIENTIFIC TECHNOLOGIES INC
filed 2006-03-31
CIK 708250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐ YES        ☒ NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐ YES        ☒ NO

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ YES        ☐ NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer    ☐          Accelerated filer    ☐          Non-accelerated filer    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ YES        ☒ NO

The aggregate market value of voting stock held by non-affiliates of the Registrant, based on the closing sales price of Common Stock on June 30, 2005 as reported by the NASDAQ Market System, was approximately $4,645,000. Such amount excludes shares held by registrant's current directors and officers and by each person who owns 5% or more of the outstanding Common Stock in that such persons may be deemed to be "affiliates" as that term is defined pursuant to the Rules and Regulations of the Securities Exchange Act of 1934. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant's Common Stock outstanding as of March 30, 2006 was 9,789,469 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy statement to be filed with the Securities and Exchange Commission in connection with the Company's 2006 Annual Annual Meeting of Shareholders ("the Proxy Statement") are incorporated by reference in Part III of this Form 10-K.

SCIENTIFIC TECHNOLOGIES INCORPORATED

2005 ANNUAL REPORT ON FORM 10-K

INDEX

PART I

This Annual Report contains forward-looking statements that involve risks and uncertainties. The statements contained in this Annual Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, but are not limited to, statements regarding our future sales and anticipated expenses, research and development expenditures; our compliance with environmental protection laws; our anticipated capital expenditures and cash resources; the impact of workplace safety issues, safety market growth and the prospects in the oil and gas, and water and waste water markets. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Factors that could affect our actual results include the level and timing of customer orders, the mix of products sold, fluctuations in sales of complementary third party products with which our products are sold, the timing of operating expenditures, general economic conditions in the U.S. and abroad, particularly in Asia and Europe, competition, our ability to introduce successful new products and other factors. You should carefully read the factors discussed in this Annual Report under the caption "Risk Factors."

These forward-looking statements reflect management's view only as of the date of this Annual Report. You should also carefully consider the risk factors described in other documents that we file from time to time with the Securities and Exchange Commission.

Item 1. BUSINESS

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

We were incorporated in Oregon in 1979 and are currently headquartered in Fremont, California. Eighty-six percent (86%) of our capital stock is currently held by our parent corporation, Scientific Technology Incorporated, a California corporation.

We are organized into two product groups, Safety Products and Automation Products, within two business segments. (Please see Note 10 in Notes to Consolidated Financial Statements.) The two units maintain separate operating facilities, engineering and support organizations, which help provide more customer-centralized sales, product knowledge and application expertise directed at the unique needs of these focused markets. We believe this organizational structure allows us to better target our products based on each group's area of specialization, customer-focused applications and products.

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

Our Products and Markets

Safety Products Group. Our leading product group, SPG, consists of two divisions: Optical Sensor Division and Machine Services Division. This group accounted for 85%, 84% and 84% of our sales in 2005, 2004 and 2003, respectively, for the following products and services.

Safety Light Curtain., Our safety light curtains consist of a family of optical guarding products, also called presence sensing devices, used to safeguard personnel in manufacturing environments against injury caused by robots and automated machinery. We offer several product variations, providing customers with a broad line of optical guarding solutions.

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

Applications for safety light curtains are found in a variety of manufacturing environments. Our customers use safety light curtains to guard a wide variety of hazardous applications including automotive assembly lines, robot work cells, semiconductor production equipment, metal stamping and forming, food processing, aircraft manufacturing, pharmaceutical production, photographic film production, tire manufacturing and home appliance production.

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

Mechanical Safety Interlocks and Safety Relays. Safety interlock switches are utilized on hinged, sliding, or lift-off guards and barriers that are often installed with our safety light curtains. When the guard is opened, the power supply to the machine is disconnected. Safety relays are electromechanical devices which often serve as a safety interface between the mechanical safety interlocks and the machine's control system. The function and application of safety interlocks and safety relays are complementary to our range of safety products. STI distributes these products under the STI brand by private label arrangements with several suppliers. STI has been distributing interlock switch products since 1993.

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

Laser Light Safety Scanner. In mid-2005, STI introduced and commenced deliveries of the OptoShield OS3100 Laser Light Safety Scanner - an advanced area guarding scanner which employs laser light to monitor entry into a user- configurable safety detection zone and send a stop signal to a guarded machine. The scanner can be used to protect personnel from stationary hazardous machinery, such as work cells, robot stations and internal press guarding or moving equipment, such as automated guided vehicles and transfer carts. Thus, safety laser scanners are an important tool for the resolution of area guarding problems around machinery and automatic guided vehicles. With a detection radius of 15 meters, the OptoShield can also be use in security applications for the detection of intruders into a user-defined security zone.

In order to program the user-configurable safety detection zone, a customer would connect a computer to the OptoShield, using the STI provided configuration software. This software facilitates easy navigation and user set-up, allowing the OptoShield to be user configured for a large number of area guarding arrangements. Specific guarding configurations are computer stored by the user for later setup into the OptoShield.

The OptoShield introduces several significant features to make the product easy to install, configure, use and troubleshoot. These features include a two-digit numeric display, four standard LED status indicators and patented Intrusion Indicators that identify where the safety zone is encroached without the need for an external computer display.

Because of the versatility of the OptoShield, the product can be used on both stationary and moving equipment. Some applications for the OptoShield include the guarding of: robotic work cells, tube and pipe bending machines, rail-guided vehicles, elevator platforms, stamping presses, shrink wrap machines, palletizing machines and transfer robots.

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

Machine Services Division. Formed as a result of our acquisition of Dunn Sales, Inc. in June 2001, our Machine Services Division is located in Anaheim, California, and provides safety services such as: safeguarding equipment installations, machine safety assessments, and the design and custom fabrication of guarding solutions. The division specializes in machinery services including the repair, relocation, sales, installation and service of fabricating machinery, and serves customers in a variety of industries, including metal fabrication, aerospace, electronics, building materials, automotive and food processing.

To cover this diversified industrial market, we market these products primarily to end-users and original equipment manufacturers through over 1,000 worldwide distributor locations. STI Safety Product Group distributors primarily fall into two categories, Automation Safety Partners ("ASP") and Automation Safety Distributors ("ASD"). We created the ASP program to meet the rising expectations of our customers and the demands required for STI to be a single source safety solution provider. In order to become an ASP, an organization must commit to a number of requirements, including an extensive training program for their STI product specialists, a newsletter program, demonstration equipment and safety seminars for their local customers. A smaller number of distributors that do not meet the requirements of the ASP program are classified as ASDs and have a reduced discount structure for the purchase of STI products.

Automation Products Group

Level and Flow Sensors. We manufacture and market a variety of level sensing products to meet the diverse and demanding applications of our customers. To complement our manufactured product offering, we market a variety of level and flow sensing products imported from several manufacturers. The principal provider of these products is Nohken, a leading level control manufacturer in Japan. We are the US distributor of the Nohken products. These products provide point level detection of solids, liquids and solids/liquids, as well as contiguous measurement of continuous flow of solids and liquids, in a wide variety of environments.

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

Pressure Transducers, Digital Pressure Gauges, Displacement and Velocity Transducers, and Pressure Comparators. These products are used in a variety of factory automation, aerospace, medical, semiconductor, oil and gas markets and applications. During 2003, we consolidated the engineering, manufacturing, administration and sales operations of these products into our facility in Logan, Utah. A small assembly operation in Tulare, California was relocated to Logan in the first quarter of 2005. We have no further operations in Tulare.

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

Our mission to provide tailored solutions for measurement applications is reflected in the structure, operations, and channels to market of our Automation Products Group. A traditional geography-based sales channel, utilizing independent representative sales organizations was established in 2003 for this business unit. The current market focus includes oil and gas exploration and production, aerospace industries, hydraulic equipment OEMs, water/waste-water management and semiconductor manufacturing. In order to satisfy another important step in maximizing resource utilization in our Automation Products Group, we focus our product development efforts in custom and modified products for specific volume OEMs customers. This is in sharp contrast to a more traditional, capital intensive effort to cover every possible product range.

Distribution of Third-Party Products

We also derive revenue from the distribution of products from third party manufacturers, including revenues pursuant to our relationship with EJA Limited, a subsidiary of Rockwell International, and Nohken (See Business - Our Products and Markets - Automation Products Group - Level and Flow Sensors), and others. In the event such arrangements are terminated or third party products otherwise become unavailable, our results of operations could be adversely affected.

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

Research and development

In order to meet the changing needs of our customers, we engage in research and development both to introduce new products and to improve existing products. In addition, we modify products as necessary to meet original equipment manufacturers' requirements. At December 31, 2005, there were approximately 27 employees engaged in research and development activities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - "Risk Factors" - Technological Change and New Product Development."

In 2005, 2004, and 2003, we spent $4,089,000, $3,978,000, and $4,355,000, respectively, on engineering, research and development. In addition to new products and enhancements to existing products, our research and development efforts are directed towards qualifying our light curtains, scanners and sensors for sale in foreign countries and qualifying products that we import for sale in the U.S. We anticipate that the level of research and development expenditures in 2006 will be consistent with 2005.

Patents and trademarks

We hold sixteen United States patents issued, many with associated foreign filings and patents, and ten US registered trademarks. In addition, we have been licensed by our parent company to use seven US registered trademarks, including the use of its logo "STI". Scientific Technology, Scientific Technologies, the STI logo, OptoSwitch, OptoData, OptoSafe and Fiberlens, are registered trademarks of our parent company. BeamSafe, DuoSafe, FlexSafe, FastScan, QuadSafe, MegaSafe, MicroSafe, MiniProtect, MiniSafe, and OptoShield, are registered trademarks of ours. This Annual Report on Form 10-K also refers to trademarks and service marks of other companies and entities.

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

Competitors of SPG product lines include, among others, Banner Engineering, Cutler Hammer, Danaher Controls, Eaton Corporation, Honeywell, Keyence, Link Controls, Omron, Rockwell Automation, Sick Optic-Electronic, Inc. Competitors of APG product lines include several of the above-mentioned firms and also Ashcroft, Celesco, Hi-G, Logitek, MSI, SCI Systems, Inc., Technitrol, Wika, and Xentek. Certain of our suppliers, including Rockwell/EJA, also compete with us. In addition, we face indirect competition from present and potential end users who from time to time evaluate the "make or buy" decision of whether to manufacture their own components or purchase them from outside sources.

Competition is based primarily upon product quality, performance and price. We believe that we generally compete favorably with respect to these factors. To maintain our competitive position, we will continue to devote substantial resources to the development of new products and improvements to current products. See "Business - Research and Development."

Foreign operations

We have no foreign manufacturing operations. We have international sales offices in the United Kingdom, Japan, Singapore and China. We closed our European sales office in 2004. Our products are also sold in foreign countries by distributors and independent sales representatives. Foreign sales represented 15% of sales in 2005, 13% of sales in 2004 and 12% of sales in 2003. The Company's sales by geographic location of customers in 2005 were: North America - $57,051,000, Asia - $2,630,000, Europe - $803,000, South America $ 354,000 and all others $320,000.

Customers

One customer, H.H. Barnum, an independent distributor, accounted for 11% of sales in 2005 and 10% of sales in 2004. No customer represented more than 10% of sales in 2004 or 2003. Aggregate sales to both government agencies and government contractors represented less than 5% of sales in 2005, 2004 and 2003.

Costs and effects of compliance with environmental laws

Compliance with environmental protection laws or similar ordinances is not expected to have any material affect on our business.

Employees

At December 31, 2005, we employed approximately 321 full time employees. Included in this total were the common administrative staff that we share with our parent and its other subsidiary at the Dumbarton Circle facility in Fremont, California.

None of the employees are represented by unions, and there has never been a disruption of operations due to a labor dispute.

Many of our employees are skilled in technical and engineering disciplines and our future success will depend, in part, upon our ability to attract and retain such employees. We believe that relations with our employees are good.

Item 1A. Risk Factors

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

We have opened a sales office in China and have sales employees located in various foreign countries. We are attempting to develop, integrate and expand our international distribution networks in an effort to increase international sales of our products. We may not be successful in developing or expanding our international distribution network or in marketing and selling products in foreign markets. If the revenues generated by our international sales are not adequate to recover the expense of establishing, expanding, and maintaining an international distribution network, our business, financial condition, and results of operations could be materially adversely affected. If international sales become a more significant component of net sales, our business would be more vulnerable to risks inherent in doing business internationally, including:

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

Our business could suffer if we experience delays or are unable to transition certain of our products to conformance with new European hazardous substance regulations.

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

We may not be able to manufacture and deliver our products as quickly as our customers require, which could cause us to lose sales and would harm our reputation.

We may not be able to manufacture products and deliver them to our customers at the times and in the volumes they require. Manufacturing delays and interruptions can occur for many reasons, including, but not limited to:

  the failure of a supplier to deliver needed components on a timely basis or with acceptable quality;

  lack of sufficient capacity;

  poor manufacturing yields;

  equipment failures;

  manufacturing personnel shortages;

  labor disputes;

  transportation disruptions;

  changes in import/export regulations;

  infrastructure failures at the facilities of our offshore contract manufacturer;

  natural disasters;

  acts of terrorism; and

  political instability.

Manufacturing certain of our products is complex. The yield, or percentage of products manufactured that conform to required specifications, can decrease for many reasons, including materials containing impurities, equipment not functioning in accordance with requirements or human error. If our yield is lower than we expect, we may not be able to deliver products on time which could result in lost sales. If we fail to manufacture and deliver products in a timely fashion, our reputation may be harmed, we may jeopardize existing orders and lose potential future sales, and we may be forced to pay penalties to our customers.

We depend heavily upon suppliers and outsourced manufacturers, several of which are located outside of the U.S. Disruption of our access to these supplies and services, or problems with the quality of supplies or services, could prevent us from filling customer orders and harm our business.

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

The market for our products is characterized by changing technology, evolving industry standards, changes in customer needs and new product introductions. Our future success will depend on our ability to respond to emerging industry standards, hazardous material regulations, product disposal and recycling regulations, enhance current products, develop new products, and achieve market acceptance of those products, all on a timely and cost-effective basis. The introduction of new products also requires that we manage the transition from older products in order to minimize disruption of customer orders, avoid excessive levels of older product inventories and ensure that adequate supplies of new products can be delivered to meet customer demands.

Product errors or defects could result in product recalls and claims against us

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404), beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2007, we will be required to furnish a report by our management on our internal control over financial reporting. The report must contain a statement as to whether or not our internal controls over financial reporting are effective. In addition, our independent auditors must attest to and report on management's assessment of such internal controls.

We have begun to expend significant resources to perform the system and process documentation and evaluation needed to comply with Section 404. However, if we and our auditors are unable to adequately test our internal controls, or if during this process we identify one or more significant deficiencies or material weaknesses in our internal controls over financial reporting which we are unable to remedy prior to December 31, 2007, we may be unable to assert that our internal controls over financial reporting are effective or our auditors may be unable to attest that our management's report is fairly stated. In such case, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

During 2004 we identified certain internal control weaknesses related to: (1) inadequate preparation and insufficient review and analysis of certain financial statement account reconciliations primarily relating to inventory and accounts receivable valuation; (2) lack of documented policies and procedures related to changes and updates in the accounting system; and (3) lack of sufficient personnel with appropriate qualifications and training in certain key accounting roles and adherence to certain control disciplines within the accounting and financial reporting function. Management believes these weaknesses have been corrected in 2005.

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

Our business may suffer as a result of general economic and political conditions in the U.S. and abroad. In 2003 and 2002, there was a rapid and severe downturn in the U.S. market and global economy. This downturn has been compounded by terrorist activity, such as the attacks in the U.S. on September 11, 2001, and the military activity in Afghanistan, Iraq and the Middle East. Additional terrorist acts or acts of war could cause damage or disruption to us or to our suppliers and our customers. Fears of global recession, war, and terrorism may continue to have seriously detrimental effects on the U.S. and global economies. Such conditions could further dampen consumer confidence and cause our customers to slow or cease spending on our products. If these events continue, our operations may be negatively impacted.

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

Item 1B. Unresolved Staff Comments

None

Item 2. PROPERTIES

We own no real estate and all of the following buildings are leased. Our manufacturing operations, corporate headquarters, administrative, engineering and sales offices are located in a 95,700 square foot facility in Fremont, California; a small portion is occupied by our parent. The facility is owned by an affiliate of our parent. The affiliate is owned by some of our major shareholders.

The Automation Products Group (APG) is located in a 25,000 square foot building in Logan, Utah. This facility is owned by an affiliate of our parent. APG also leases, from a third party, a second facility in Logan, Utah, consisting of 6,000 square feet. APG had previously leased a 25,000 square foot facility in Tulare, California. This lease expired in March, 2005. A portion of the operations that were located in this building were consolidated to Logan, Utah in 2004. The remaining Tulare operations were relocated to Logan in 2005, upon expiration of the lease.

STI Machine Services is located in an 8,585 square foot facility in Anaheim, California. This facility is owned by a former employee and previous owner of Dunn Sales, Inc. The current lease will expire in June, 2006; however the owner has agreed to extend the lease for another year with an option for a second year.

We are currently assessing our needs for additional space for our Anaheim, California operations; otherwise, we believe that our current facilities are suitable to meet our operating needs.

See Note 12 of Notes to Consolidated Financial Statements for information regarding lease commitments and Note 2 regarding related parties.

We maintain insurance policies for property, casualty, fire, business interruption, workers compensation, general liability, product liability and directors' and officers' liability. There can be no assurance that in the future, we will continue to be able to obtain such insurance on commercially and economically feasible terms. In the event we were to suffer a claim not covered by insurance or if insurance coverage is insufficient, such claim could have an adverse effect on our operations or financial condition.

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

Price of Common Stock

The table below represents the quarterly high and low closing prices in the NASDAQ National Market.

2005	High	Low	2004	High	Low
1st Quarter 2nd Quarter 3rd Quarter 4th Quarter	$ 4.97 3.86 3.28 4.50	$ 3.75 2.30 2.68 2.53	1st Quarter 2nd Quarter 3rd Quarter 4th Quarter	$ 6.40 6.50 5.75 5.50	$ 4.62 5.14 4.91 4.06

The closing sales price of our Common Stock on March 16, 2006 was $8.42 per share.

Holders

There were 758 shareholders of record on March 16, 2006.

Dividends

We did not declare or pay any cash dividends in 2003, 2004 or 2005. For the foreseeable future, we expect to retain earnings to finance the expansion and development of our business.

Equity Compensation Plan

Please see Item 12 of this Annual Report on Form 10-K for disclosure relating to our equity compensation plans. Such information is incorporated by reference to our 2005 proxy statement.

Item 6. SELECTED FINANCIAL DATA

i) FIVE YEAR CONSOLIDATED FINANCIAL DATA
Year Ended December 31,

(In thousands except per share data)
Statement of operations data	2005	2004 *	2003	2002	2001
Net sales	$61,158	$58,425	$55,494	$51,207	$49,053
Income (loss) from operations	3,150	(7,858)	497	744	(2,474)
Net income (loss)	3,374	(5,118)	428	472	(1,425)
Basic income (loss) per common share	$ .35	$ (.53)	$ .04	$ .05	$ (.15)
Diluted income (loss) per common share	$ .35	$ (.53)	$ .04	$ .05	$ (.15)

	December 31,
Balance sheet data
Cash and cash equivalents	$ 4,773	$ 1,107	$ 2,312	$ 2,620	$ 1,033
Total assets	35,722	33,336	37,680	37,892	34,200
Shareholders' equity	28,775	25,371	30,289	29,750	29,234
Dividends declared per share	--	--	--	--	$ .11

ii) QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)

(In thousands, except per share data)
2005	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Sales	$14,298	$14,941	$15,002	$16,917
Gross profit	5,478	6,170	6,417	7,396
Net income	20	510	1,660	1,184
Basic net income per common share	$ .00	$ .05	$ .17	$ .12
Diluted net income per common share	$ .00	$ .05	$ .17	$ .12

2004	First	Second	*Third	*Fourth
	Quarter	Quarter	Quarter	Quarter
Sales	$14,634	$15,637	$14,604	$13,550
Gross profit	6,068	6,433	4,701	645
Net income (loss)	324	583	(1,193)	(4,832)
Basic net income (loss) per common share	$ .03	$ .06	$ (.12)	$ (.50)
Diluted net income (loss) per common share	$ .03	$ .06	$ (.12)	$ (.50)

* During the third and fourth quarters of 2004, we recorded intangible impairment charges of $2.0 million and $4.8 million. (See Note 4 of Notes to Consolidated Financial Statements of this report on Form 10-K)

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are based on our management's beliefs and assumptions and on information currently available to our management. Forward-looking statements include, but are not limited to statements regarding:

  Future results of operations, including statements regarding sales mix, cost of sales, investment in research and development activities, promotion of our products, trends in our operating expenses and provision for income taxes;

  Business strategies, including expansion into new products, categories or countries;

  Financing plans, including the adequacy of financial resources to meet future needs;

  Industry environment, including relationships with significant customers and suppliers; and

  The impact on our business and financial results of past and future acquisitions.

  We frequently identify our forward-looking statements by the use of words such as "may," "will," "should," " potential," "continue," " expects," "anticipates," "intends," "plans," " believes," and "estimates".

  Forward-looking statements involve many risks, uncertainties and assumptions. Actual results may differ materially from those expressed in the forward-looking statements for a number of reasons, including those appearing under the caption "Risk Factors" and elsewhere in this Annual Report on Form 10-K. Except as required by law we undertake no obligation to update or revise any forward-looking statements after the date of this report.3

Critical Accounting Policies

Revenue Recognition

The Company has product and services sales. During the years ended December 31, 2005 and 2004, product and services sales represented 93% and 7% of sales and 92% and 8% of sales, respectively. The Company has sales to OEMs and distributors. During the years ended December 31, 2005 and 2004, $44.1 million, or 72% of sales and $41.1 million or 70% of our sales were sold to distributors, respectively.

Revenue from product sales to OEMs and distributors is recognized upon shipment when shipped FOB our plant, or upon receipt by the customer when shipped FOB destination, a signed purchase order exists, the price is fixed or determinable, collection of the resulting receivable is considered reasonably assured and product returns can be reasonably estimated. Subsequent to the sale of the products we have no obligation to provide any modification or customization, upgrades, enhancements or post contract customer support.

Our agreements with our distributors include certain product rotation, price protection, and warranty rights. All distributors have the right to rotate slow moving products four times each fiscal year. The maximum dollar value of inventory eligible for rotation is equal to eight percent of our products purchased by the distributor during the previous fiscal year. In order to take advantage of their product rotation rights, the distributors must order and take delivery of additional products equal to at least the dollar value of the products that they want to rotate. Reserves for the right of return and restocking are established based on the requirements of Statement of Financial Accounting Standards ("SFAS") 48, Revenue Recognition when Right of Return Exists because we have visibility into our distributor's inventory and have sufficient history to estimate returns. We record a reserve based on historical trends. Stock rotation and returns estimates are recorded as reductions of sales and cost of sales.

Each distributor is also allowed certain rebates and price protection rights. If and when we reduce or plan to reduce the price of any of our products and the distributor is holding any of the affected products in inventory, we will credit the distributor the difference in price when it places its next order with us. We record an allowance for price protection reducing our net sales and increasing our accrued liabilities based on specific terms and historical trends. Price protection estimates are recorded as reductions of sales and warranty estimates are recorded against cost of sales.

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

Installation and engineering service revenue is recognized when services are rendered, or when an identifiable portion of the contract is completed, no significant post-delivery obligations exist and collection of the resulting receivable is considered reasonably assured. Customer acceptance is required for revenue recognition of the service revenue. Service revenue was $4.4 million for the years ended December 31, 2005 and 2004 and $4.3 million for December 31, 2003..

Allowance for Doubtful Accounts

We maintain allowances for estimated losses from the inability of our customers to make required payments. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we had in the past. A significant change in the liquidity or financial position of any one of our customers could have an adverse impact on the collectability of our accounts receivable and our future operating results. An account is written off or written down to its net realizable value, when we determine it is in bankruptcy, liquidation or cannot be located or the cost of collection exceeds the realizable value of the account.

Inventory Valuation

We value our inventory at the lower of the actual cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. Cost is computed using standard costs, which approximates actual cost, on a first- in-first-out basis. We regularly review inventory quantities on hand and may write-down excess and obsolete inventory based primarily on our historical consumption and our estimated forecast of product demand and production requirements. Demand for our products can fluctuate significantly. In addition, our industry is characterized by technological change, new product development, and product obsolescence that could result in increased obsolete inventory on hand. Our estimates of future product demand may differ from actual results, in which case we may adjust the provision required for excess and obsolete inventory. In the future, if our inventory is determined to be overvalued, we would be required to recognize such reduced value in our cost of goods sold at the time of such determination. Likewise, if our inventory is determined to be undervalued, we may have over-reported our costs of goods sold in previous periods and will not recognize such additional operating income until the time of sale. Therefore, although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results.

Valuation of Goodwill and Other Long-Lived Assets

We review the recoverability of our long-lived assets, such as fixed assets, goodwill, intangible assets and investments, when events or changes in circumstances indicate that the carrying amount of the asset or asset group may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset or asset group from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. We believe we have separate asset groups for PSI-Tronix, Machine Services Division and Lundahl. These three groups are parts of the APG and Safety Products Groups. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between the estimated fair value and carrying value. The measurement of impairment requires management to estimate future cash flows and the fair value of long-lived assets. In addition, we review the valuation of goodwill at least annually.

During 2004, we reviewed the financial forecasts and 2005 budgets for MSD, Lundahl Instruments and PSI-Tronix. Due to reduced revenue and margin levels, we determined that approximately $3.4 million of the book value of the MSD intangibles was not recoverable and recorded an impairment charge for this amount to reduce the MSD intangibles to their fair value. Based on a review of the expected cash flow versus the current book value of the assets related to the Lundahl acquisition, we determined that an impairment charge for the Lundahl reporting unit was not necessary. Based on our review of the cash flows related to the PSI-Tronix acquisition, we determined that a significant portion of these intangible assets was not recoverable and determined that an impairment charge of $3.4 million was required. We believe that while the technology, customer lists, and product lines still have value, the prolonged downturn in the semiconductor market for our products made it unlikely that we would recover the book value of the assets. Of the $6.8 million of 2004 impairment charges, $4.2 million was recorded in cost of sales and $2.6 million was recorded as a change to selling, general and administrative expense. During 2005, we reviewed the financial forecasts and 2006 budgets for MSD, Lundahl Instruments and PSI-Tronix, and determined that no impairment charges were necessary.

Results of Operations

Scientific Technologies Incorporated designs, manufactures and distributes electrical and electronic industrial controls such as machine safety and automation sensing products. Our product lines include safety light curtains, safety interlock switches, safety relays, profiling scanners, safety scanners, factory automation sensors, controls, fiber optics, power monitoring, safety mats, safety contact strips, non-contact ultrasonic sensors and controllers, pressure transducers and other electronic equipment supplied to industrial automation, commercial and defense customers.

We are organized into two product groups, Safety Products and Automation Products, within two business segments. The two units maintain separate operating facilities, engineering and support organizations, which help provide more customer-centralized sales, product knowledge and application expertise directed at the unique needs of these focused markets. We believe this organizational structure allows us to better target our products based on each group's area of specialization, customer- focused applications and products.

The Safety Products Group is influenced by separate, but related market forces: the demand for increased factory automation and the need for workplace safety. The market pressures of workplace safety include financial issues, such as workers' compensation and product liability insurance expenses as well as the safety regulatory forces of OSHA, local health and safety codes and international safety standards experienced by global customers. During 2005 and 2004, we experienced a positive influence by these market forces, as the safety market experienced overall growth. However, we have also experienced an increased number of companies entering the machine safety market, making for a more competitive market environment.

Our Automation Products Group provides tailored measurement, instrumentation and sensing solutions for a range of industrial markets. With the increasing price of oil experienced during the past several years, and the prospects for continued oil demand strong, the oil and gas markets, specifically the exploration and production sector, has become a primary market for APG during this past year. The group is also focused on the water and wastewater market, with its maturing infrastructure as a sector that may create future opportunities for our pressure, level and instrumentation products. However, the semiconductor equipment sector has declined this past year as a market for our pressure sensors.

The table below summarizes operating costs and expenses as a percentage of sales for the most recent three years.

	2005	2004	2003
Sales	100%	100%	100%
Gross margin	42	31	42
Operating expenses:
Selling, general and administrative	29	36	32
Research and development	7	7	8
Amortization of intangibles	--	1	1
Total operating expenses	36	44	41
Income (loss) from operations	6	(13)	1
Interest and other income, net	1	--	--
Income (loss) before taxes	7	(13)	1
Provision (benefit) for income taxes	1	(4)	--
Net income (loss)	6%	(9)%	1%

Sales

The Company is organized into two product groups - the Safety Products Group ("SPG") and the Automation Products Group ("APG"). Group sales for the years ended December 31, 2005, 2004 and 2003 were (in thousands):

	2005	%	2004	%	2003	%
SPG APG TOTAL	$ 52,141 $ 9,017 $61,158	85% 15% 100%	$ 49,041 $ 9,384 $58,425	84% 16% 100%	$ 46,708 $ 8,786 $55,624	84% 16% 100%

Sales in 2005 increased 5% to $61.1 million from $58.4 million in 2004. Sales by SPG increased $3.1 million or 6% from 2004 to 2005. This was primarily the result of increased unit sales at the Optical Sensor Division, the largest division of the Safety Products Group. Shipments of safety light curtains, interlocks and safety mats grew by 8%, 12%, and 11%, respectively, offsetting a 30% decline in sales of sensor and profiling scanner products. During 2005, APG sales decreased 4% to $9.0 million, primarily due to a 27% decrease in sales of pressure products partially offset by a 27% increase in sales of level products and to a lesser extent a 4% increase in sales of products which we purchase from others.

Sales in 2004 increased 5% to $58.4 million from $55.2 million in 2003. Sales by SPG increased $2.4 million or 5% from 2003 to 2004. This was primarily the result of increased unit sales at the Optical Sensor Division. Shipments of safety light curtains, interlocks and safety mats grew by 7%, 10%, and 19%, respectively, offsetting a 27% decline in sales of vehicle scanners. During 2004, APG sales increased 7% to $9.4 million, primarily due to increased sales of level sensing products that offset declines of 4% and 5% in sales of ultrasonic and pressure products, respectively.

Gross profit

2005 = $25.5 million
2004 = $17.8 million
2003 = $23.0 million
Increase in 2005 = 43%
Decrease in 2004 = 23%

Our gross profit increased 43% to $25.5 million in 2005 from $17.8 million in 2004. During 2004 we incurred certain non-recurring intangible asset impairment charges totaling $4,200,000 in cost of sales. The 2005 increase reflects this charge along with increased sales at our Optical Sensor Division and a more profitable sales mix at our Machine Services Division and APG. APG also benefited from the completion of the relocation of our Tulare facilities to Logan Utah in the first quarter of 2005, which reduced manufacturing costs. See Note 4 in Notes to Consolidated Financial Statements.

Our gross profit decreased 23% to $17.8 million in 2004 from $23.0 million in 2003. This decrease reflected a decline in our gross margin to 31% of sales in 2004 compared to 42% of sales in 2003. This was primarily the result of non-recurring impairment charges relating to technology and product lines associated with our acquisitions of Dunn Sales and PSI-Tronix which reduced our gross profit by $4.2 million. In addition, both SPG and APG experienced a shift in the mix of products sold to those bearing a higher relative cost and were impacted by changes made to our inventory reserves. See Note 4 in Notes to Consolidated Financial Statements.

Selling, general and administrative expenses

2005 = $18.2 million
2004 = $21.1 million
2003 = $17.5 million
Decrease in 2005 = 14%
Increase in 2004 = 17%

Selling general and administrative expenses in 2005 decreased $2.9 million or 14% in 2005 compared to 2004. This was primarily the result of non-recurring intangible impairment charges and the accrual in 2004 for the settlement of a commission lawsuit..

Selling, general and administrative expenses increased by $3.6 million or 21% in 2004 compared to 2003. The increase was primarily due to impairment charges of $2.6 million relating to customer lists and trade names associated with our acquisitions of Dunn Sales and PSI-Tronix and a $600,000 settlement of a commission lawsuit with a former sales representative organization. Selling, general and administrative expenses were 29% of sales in 2005, 36% of sales in 2004 and 32% of sales in 2003.

Research and development expenses

2005 = $4.1 million
2004 = $4.0 million
2003 = $4.4 million
Increase in 2005 = 3%
Decrease in 2004 = 9%

Product creation, development and enhancement have always been and continue to be an important factor in our long-term success. Investments in this area enable us to serve the factory automation market with increasingly sophisticated sensors and manufacturing control products.

During 2005, we increased our engineering expenses slightly. Increased staffing levels and higher consulting and outside service costs were partially offset by lower materials usage and support expenses.

As a result of the lowering of our reliance on outside contractors by approximately $101,000, a reduction of personnel costs of approximately $146,000 and lower material costs of approximately $138,000, we were able to reduce our research and development expenditures by 9% from 2003 to 2004.

In 2005, 2004 and 2003, we introduced a number of new products and product enhancements. Consistent with our dedication to the development of new products, we anticipate that the level of research and development expenses will remain constant in 2006. To date, all product development costs have been expensed as incurred.

Income Taxes

During the third quarter, we reached an agreement with the Internal Revenue Service which allowed us to file amended federal and state income tax returns for the years ended December 31, 1999, 2000, 2001, 2002 and 2003 which allowed us to realize additional income tax credits and record a tax benefit for the year ended December 31, 2005. The effective tax rate the fiscal year 2005 was 9%.

As a result of the losses sustained in 2004, we recorded an income tax benefit of 33% of the loss for the year. Our effective income tax rate was 38% in 2004 and 2003. We expect that our effective tax rate for 2006 will be reasonably consistent with 2005, which excluding the benefit mentioned above, was 32%. See Notes 1 and 5 of Notes to Consolidated Financial Statements.

Management periodically reviews the Company's deferred tax assets for recovery in future years. At December, 31 2005 and 2004 management considers deferred tax assets to be fully realizable based on projections of future taxable income deemed to be more likely than not.

Restatements

As described in Footnote 1 to our Consolidated Financial Statements, we have restated our December 31, 2004 Consolidated Balance Sheet by reclassifying two items. In the first item, adjustable rate short-term investments ("auction rate securities") of $2.35 million have been restated from cash and cash equivalents to short-term investments. In the second item, current deferred tax assets of $1.83 million have been restated to long term deferred tax assets. As a result, we have also restated our Consolidated Statement of Cash Flows for 2004, which resulted in certain reclassifications between operating and investing cash flows. These restatements have no effect on our results of operations.

Liquidity and Capital Resources

During 2005, cash flows from operating activities amounted to $5.3 million. These cash flows were provided by net income, depreciation and amortization, deferred income taxes, lower receivable from Parent and decreased inventories, and were used to offset increased accounts receivable and other assets, reduced accounts payable and accrued expenses to purchase fixed assets and to reduce our capital lease obligation. Working capital amounted to $21.2 million at December 31, 2005, a 10% increase from $19.2 million at December 31, 2004. Our bank line of credit of $6.0 million was renewed in 2005 and extended to June 30, 2006. We have an option to convert up to $1.0 million of the credit line into a five-year term note. Secured by qualified receivables, fixed assets and inventories, borrowings under this credit line bear interest at the bank's prime rate. At December 31, 2005, none of the line of credit had been utilized.

The payment of the $600,000 commission lawsuit settlement (accrued in 2004) was made in the first quarter of 2005. This resulted in a decrease in accrued expenses in 2005.

We made certain capital expenditures during 2005, primarily for production, quality assurance, research and development equipment, information systems and software.

Consistent with our historical operations and our current plans for growth, we plan to make additional capital expenditures during 2006, primarily for production, quality assurance and research and development equipment. While we had no formal commitments at December 31, 2005, it is anticipated that capital expenditures in 2006 will be in excess of $1.0 million, predicated on our profitability and cash resources.

We believe that cash flow from operations and available bank borrowings will be sufficient to meet anticipated working capital requirements through at least 2006. While we continue to evaluate financing alternatives from time to time, we have no current plans to raise additional outside capital. We plan to continue to renew out bank line of credit in 2006. At December 31, 2005, future minimum payments under our leases were as follows.

	Payments Due by Period
	Less Than One Year	1-3 Years	3-5 Years	More Than 5 Years
Operating Lease Obligations	$1,220,000	$2,998,000	$1,882,000	$--
Capital Lease Obligations	$ 68,000	$ 28,000	--	--

Relationship with Parent and Other Related Parties

In 2005, 2004, and 2003 the Company provided certain management services to the Parent. Costs of these services were allocated to the Parent based upon the amount of time employees spent providing these services. The amount charged to the Parent was $298,000 for 2005, $327,000 for 2004, and $353,000 for 2003.

The Company leases approximately 85,000 square feet in a 95,700 square foot facility in Fremont, CA, owned by Ardenwood, LLC, an affiliate of the Parent. The Company also leases another 25,000 square feet in another facility in Logan, CA owned by the same affiliate. The lease terms are for five and ten years, respectively. Overhead costs are allocated primarily on the basis of square footage utilized. See Commitments and Contingencies at Note 12.

STI Machine Services is located in an 8,585 square foot facility in Anaheim, California. This facility is owned by a former employee and previous owner of STI Machines Services (Dunn Sales, Inc.). The current lease will expire in June, 2006; however the owner has agreed to extend the lease for another year with an option for a second year. See Commitments and Contingencies at Note 12.

The Company utilizes a receivable from/payable to Parent account to record activity including cash received, cash disbursed and amounts owed to and receivable from the Parent for allocated charges and dividends. The Parent files a consolidated tax return including the Company's accounts. The tax provision or benefit is calculated on a stand-alone basis, but includes the Company's intercompany tax sharing arrangement. The net effect of transactions with the Parent resulted in a receivable from Parent of $228,000 at December 31, 2005 and $941,000 at December 31, 2004. The decrease was due to research and development tax refunds received in 2005.

In addition, the Company is party to a capital lease of $96,000 at December 31, 2005 under which the Parent is the lessor. At December 31, 2005, future minimum payments under this lease due in the years 2006 and 2007 were approximately $68,000 and $28,000 respectively. Collectability of the receivable from Parent is assured because the Parent has its own source of cash flow and it has $1.3 million in cash at December 31, 2005.

Aurora Technology Pte. Ltd., a supplier of parts and services to the Company, is also the Company's 50% owned joint venture. During 2005, 2004, and 2003 the Company paid Aurora approximately $6,749,000, $6,311,000, and $4,973,000, respectively for products. The carrying value of our investment in Aurora, which is accounted for using the equity method, amounted to approximately $713,000 and $550,000 as of December 31, 2005 and 2004.

Management has determined that Scientific Technology Inc. (Parent), Ardenwood, LLC, and Aurora Technology are not variable interest entities because the Company does not absorb a majority of their expected losses or expected returns.

Acceleration of Stock Option Vesting

On December 22, 2005, the board of directors approved the acceleration of vesting of all unvested options to purchase 9,750 shares of the Company's common stock that are held by employees and consultants, including outside directors, which had an exercise price per share greater than or equal to $4.22. The weighted average exercise price of options accelerated was $5.17. Under FAS 123R, the acceleration of these options will allow the Company to avoid the recognition of approximately $16,386 in share-based compensation expense in 2006.

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

Report of Independent Registered Public Accounting Firm

Board of Directors
Scientific Technologies Incorporated
Fremont, CA

We have audited the accompanying consolidated balance sheets of Scientific Technologies Incorporated as of December 31, 2005 and 2004, as restated, and the related consolidated statements of operations, shareholders' equity and cash flows, as restated, for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board of the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Scientific Technologies Incorporated (a subsidiary of Scientific Technology Incorporated) as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As seen in Note 1, the Company restated certain amounts in the December 31, 2004 Consolidated Balance Sheet and the 2004 Statement of Cash Flow.

BDO Seidman, LLP
San Francisco, California
March 17, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Scientific Technologies Incorporated

In our opinion, the accompanying consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the results of operations and cash flows of Scientific Technologies Incorporated (a subsidiary of Scientific Technology Incorporated) and its subsidiaries for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States), which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

San Jose, California
March 15, 2004

Scientific Technologies Incorporated
Consolidated Balance Sheet
(In thousands, except per share data)

                                                                   December 31,
                                                           --------------------------
                                                               2005          2004
                                                           ------------  ------------
                                                                         (as restated)
Assets
Current assets:
    Cash and cash equivalents............................ $      4,773  $      1,107
    Short-term investments...............................        2,480         2,350
    Accounts receivable, net of allowance of $159
          and $331.......................................        9,085         7,746
    Receivable from Parent...............................          228           941
    Inventories..........................................        8,414        10,584
    Deferred income taxes - current......................        1,772         1,996
    Prepaid expenses and other assets....................          640           394
                                                           ------------  ------------
          Total current assets...........................       27,392        25,118

Property and equipment, net..............................        3,224         3,470
Deferred income taxes - long-term........................        2,341         1,830
Investments and other non-current assets.................          785           605
Goodwill.................................................          216           216
Other intangible assets, net.............................        1,764         2,097
                                                           ------------  ------------
          Total assets................................... $     35,722  $     33,336
                                                           ============  ============

Liabilities and Shareholders' Equity
Current liabilities
    Bank overdrafts...................................... $         --  $        517
    Accounts payable.....................................        2,481         3,246
    Accrued expenses.....................................        1,185         1,711
    Accrued compensation.................................        2,477         2,209
    Current portion of capital lease with Parent.........           68            68
                                                           ------------  ------------
          Total current liabilities......................        6,211         7,751

Capital lease with Parent................................           28            96
Deferred income taxes ...................................          708           118
                                                           ------------  ------------
          Total liabilities..............................        6,947         7,965
                                                           ------------  ------------
Commitments and contingencies (Note 12)

Shareholders' equity:
    Common stock; $.001 par value; 100,000
       shares authorized; shares issued and
       outstanding - 9,786 and 9,764.....................           10            10
    Capital in excess of par value.......................        6,022         5,992
    Retained earnings....................................       22,743        19,369
                                                           ------------  ------------
          Total shareholders' equity.....................       28,775        25,371
                                                           ------------  ------------
          Total liabilities and shareholders' equity..... $     35,722  $     33,336
                                                           ============  ============

The accompanying notes are an integral part of these financial statements.

Scientific Technologies Incorporated
Consolidated Statements of Operations
(In thousands, except per share data)

                                                        Year Ended December 31,
                                                     ----------------------------
                                                       2005      2004      2003
                                                     --------  --------  --------
Sales.............................................. $ 61,158  $ 58,425  $ 55,494
Cost of goods sold.................................   35,697    40,578    32,462
                                                     --------  --------  --------
  Gross profit.....................................   25,461    17,847    23,032
                                                     --------  --------  --------

Operating expenses:
  Selling, general and administrative..............   18,091    21,116    17,504
  Research and development.........................    4,089     3,978     4,355
  Amortization of acquired intangibles.............      131       611       676
                                                     --------  --------  --------
   Total operating expenses........................   22,311    25,705    22,535
                                                     --------  --------  --------
Income (loss) from operations......................    3,150    (7,858)      497

Interest and other income, net.....................      544       216       193
                                                     --------  --------  --------

Income (loss) before income taxes..................    3,694    (7,642)      690
Provision (benefit) for income taxes...............      320    (2,524)      262
                                                     --------  --------  --------

Net income (loss).................................. $  3,374  $ (5,118) $    428
                                                     ========  ========  ========

Basic net income (loss) per share.................. $   0.35  $  (0.53) $   0.04
                                                     ========  ========  ========

Diluted net income (loss) per share................ $   0.35  $  (0.53) $   0.04
                                                     ========  ========  ========

Weighted average shares used to compute
    basic net income (loss) per share..............    9,773     9,741     9,711
                                                     ========  ========  ========

Weighted average shares used to compute
    diluted net income (loss) per share............    9,775     9,741     9,734
                                                     ========  ========  ========

The accompanying notes are an integral part of these financial statements.

Scientific Technologies Incorporated
Consolidated Statement of Cash Flows
(In thousands)

                                                             Year Ended December 31,
                                                        ----------------------------------
                                                           2005        2004        2003
                                                        ----------  ----------  ----------
                                                                   (as restated)
Cash flows from operating activities:
  Net income (loss)................................... $    3,374  $   (5,118) $      428
  Adjustments to reconcile net income (loss) to
    cash provided by operating activities:
    Provision for doubtful accounts...................       (172)       (215)         80
    Depreciation and amortization.....................      1,548       2,615       2,692
    Deferred income taxes.............................        303      (2,827)       (565)
    Impairment of intangible assets...................         --       6,816          --
    Loss on sale of property and equipment............         12          15          --
    Warranty reserve..................................        201         234         163
    Changes in assets and liabilities:
       Accounts receivable, net.......................     (1,167)        608        (583)
       Receivable from Parent.........................        713        (103)       (454)
       Inventories....................................      2,170      (1,303)       (562)
       Other assets...................................       (425)         35        (199)
       Accounts payable...............................       (765)        488        (184)
       Accrued expenses...............................       (460)        419         268
                                                        ----------  ----------  ----------
Cash flows provided by operating activities...........      5,332       1,664       1,084
                                                        ----------  ----------  ----------
Cash flows from investing activities:
   Proceeds from sale of short term investments.......        450          --          --
   Purchase of short term investments.................       (580)     (2,350)         --
   Purchases of property  and equipment...............     (1,002)     (1,197)     (1,435)
   Proceeds from sale of property  and equipment......         21          29          --
                                                        ----------  ----------  ----------
Cash flows used in investing activities...............     (1,111)     (3,518)     (1,435)
                                                        ----------  ----------  ----------

Cash flows from financing activities:
   Issuance of common stock, net......................         30         200         111
   Decrease in Bank Overdraft.........................       (517)        517          --
   Payment of capital lease obligation ...............        (68)        (68)        (68)
                                                        ----------  ----------  ----------
Cash flows provided by (used in) financing activities.       (555)        649          43
                                                        ----------  ----------  ----------
Change in cash and cash equivalents...................      3,666      (1,205)       (308)
Cash and cash equivalents at beginning of year........      1,107       2,312       2,620
                                                        ----------  ----------  ----------
Cash and cash equivalents at end of year.............. $    4,773  $    1,107  $    2,312
                                                        ==========  ==========  ==========

Supplemental disclosure of cash flow information:
   Cash paid to (received from) Parent for
      income taxes.................................... $      320  $      728  $      262
                                                        ==========  ==========  ==========

Supplemental disclosure of non-cash activities:
   Capital lease with Parent.......................... $       96  $      164  $      232
                                                        ==========  ==========  ==========

The accompanying notes are an integral part of these financial statements.

Scientific Technologies Incorporated
Consolidated Statement of Shareholders' Equity
(In thousands)

                                      Common Stock
                                ---------------------------
                                                   Capital
                                                  in Excess
                                           Par     of Par    Retained
                                Shares    Value     Value    Earnings    Total
                                -------  -------  ---------  ---------  --------
Balances December 31, 2002.....  9,687  $    10  $   5,681  $  24,059  $ 29,750
   Issuance of common stock....     24       --        111         --       111
   Net income for the year.....     --       --         --        428       428
                                -------  -------  ---------  ---------  --------
Balances December 31, 2003.....  9,711       10      5,792     24,487    30,289
   Issuance of common stock....     53       --        200         --       200
   Net loss for the year.......     --       --         --     (5,118)   (5,118)
                                -------  -------  ---------  ---------  --------
Balances December 31, 2004.....  9,764       10      5,992     19,369    25,371
   Issuance of common stock....     22       --         30         --        30
   Net income for the year.....     --       --         --      3,374     3,374
                                -------  -------  ---------  ---------  --------
Balances December 31, 2005.....  9,786  $    10  $   6,022  $  22,743  $ 28,775
                                =======  =======  =========  =========  ========

The accompanying notes are an integral part of these financial statements.

Scientific Technologies Incorporated
Notes to Consolidated Financial Statements

NOTE 1-THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Scientific Technologies Incorporated (the "Company") is an Oregon corporation headquartered in Fremont, California, and develops, manufactures and markets safety light curtains, industrial sensors, optical profilers, microcomputers and power monitoring devices for factory automation applications. In addition, the Company provides safeguarding equipment installation, rebuilding, repair and maintenance of fabricating machinery. A majority of the Company's outstanding common stock is held by Scientific Technology Incorporated, a California corporation (the "Parent").

The Company operates in two business segments - the development, manufacture and marketing of industrial safety products and the development, manufacture and marketing of industrial automation products. The Company operates in an industry characterized by significant competition.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all significant intercompany accounts and transactions.

Reclassification

Certain prior year items previously reported in the 2004 financial statement have been reclassified to conform to 2005 presentation as follows:

  Certain sales reserves of $326,000 have been reclassified from accrued expenses to contra accounts receivable.
  Certain sales reserves of $212,000 have been reclassified from accrued expenses to contra inventory.

As a result, we have also restated our Consolidated Statement of Cash Flows for 2004, which resulted in certain reclassifications within the cash flows provided by operating activities. These reclassifications had no effect on the statement of operations.

Restatement

Certain items previously reported in the 2004 financial statements have been restated to conform to 2005 presentation as follows:

  Adjustable rate short-term investments ("auction rate securities") of $2.35 million have been restated from cash and cash equivalents to short-term investments.

  Current deferred tax assets of $1.83 million have been restated to long term deferred tax assets.

As a result, we have also restated our Consolidated Statement of Cash Flows for 2004, which resulted in certain reclassifications between operating and investing cash flows. These restatements have no effect on our results of operations.

Cash and Cash Equivalents

The Company invests primarily in money market accounts and short-term bonds held at financial institutions and considers all highly liquid investments with a maturity of less than 90 days when purchased to be cash equivalents. Accordingly, these investments are subject to minimal credit and market risk.

All of our short-term investments are valued at fair value based on quoted market prices.

Allowance for Doubtful Accounts

We maintain allowances for estimated losses from the inability of our customers to make required payments. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we had in the past. A significant change in the liquidity or financial position of any one of our customers could have an adverse impact on the collectability of our accounts receivable and our future operating results. An account is written off or written down to its net realizable value, when we determine that it is in bankruptcy, liquidation, cannot be located, or the cost of collection exceeds the realizable value of the account.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. We value our inventory at the lower of the actual cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. Cost is computed using standard cost, which approximates actual, on a first-in-first-out basis. We regularly review inventory quantities on hand and may write-down excess and obsolete inventory based primarily on our historical consumption and our estimated forecast of product demand and production requirements. Demand for our products can fluctuate significantly. In addition, our industry is characterized by technological change, new product development, and product obsolescence that could result in an increase in obsolete inventory on hand. Our estimates of future product demand may differ from actual results, in which case we may adjust the provision required for excess and obsolete inventory. In the future, if our inventory is determined to be overvalued, we would be required to recognize such reduced value in our cost of goods sold at the time of such determination. Likewise, if our inventory is determined to be undervalued, we may have over-reported our costs of goods sold in previous periods and will not recognize such additional operating income until the time of sale. Therefore, although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation is provided using the straight-line method over the estimated useful lives, which range from three to ten years. Leasehold improvements are amortized over the shorter of the term of the lease or the estimated life of the improvements.

Goodwill and Other Intangible Assets

We review the recoverability of our long-lived assets, such as fixed assets, goodwill, intangible assets and investments, when events or changes in circumstances indicate that the carrying amount of the asset or asset group may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset or asset group from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between the estimated fair value and carrying value. The measurement of impairment requires management to estimate future cash flows and the fair value of long-lived assets. In addition, we review the valuation of goodwill at least annually.

During 2004, we reviewed the financial forecasts and budgets for MSD, Lundahl Instruments and PSI- Tronix. Due to reduced revenue and margin levels, we determined that approximately $3.4 million of the book value of the MSD intangibles was not recoverable and recorded an additional impairment charge for this amount to reduce the MSD intangibles to their fair value. Based on a review of the expected cash flow versus the current book value of the assets related to the Lundahl acquisition, we determined that an impairment charge was not necessary. Based on our review of the cash flows related to the PSI-Tronix acquisition, we determined that a significant portion of these intangible assets was not recoverable and determined that an impairment charge of $3.4 million was required. We believe that while the technology, customer lists, and product lines still have value, the prolonged downturn in the semiconductor market for our products makes it unlikely that we will recover the current book value of the assets. In 2004 we identified certain impairment indicators for the Goodwill & Intangibles which resulted in an impairment of $6,800,000. A portion of these charges, $4.2, million, was recorded in cost of sales and the balance of $2.6 million was recorded as a charge to general, selling and administrative expense.

Our review of financial forecasts and budgets for MSD, Lundahl Instruments and PSI-Tronix during 2005 disclosed no further impairment existed.

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles in the United States of America. For the Company's financial instruments, including cash, cash equivalents, trade accounts receivable, receivable from parent, accounts payable and accrued expenses, the carrying amounts approximate fair value due to the short maturities.

Revenue Recognition

The Company has product and services sales. During the years ended December 31, 2005 and 2004, product sales represented 93% and 92% of sales, respectively. Service Sales represented 7% and 8% of sales, respectively. The Company has sales to OEMs and distributors. During the years ended December 31, 2005 and 2004, $44.1 million, or 72% of sales and $41.1 million or 70% of our sales were sold to distributors, respectively.

Revenue from product sales to OEMs and distributors is recognized upon shipment when shipped FOB our plant or upon receipt by the customer when shipped FOB destination, a signed purchase order exists, the price is fixed or determinable, collection of the resulting receivable is considered reasonably assured and product returns can be reasonably estimated. Subsequent to the sale of the products, we have no obligation to provide any modification or customization, upgrades, enhancements or post contract customer support.

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

Installation and engineering service revenue is recognized when services are rendered, or when an identifiable portion of the contract is completed, no significant post-delivery obligations exist and collection of the resulting receivable is considered reasonably assured. Customer acceptance is required for revenue recognition of the service revenue. Service revenue was $4.4 million for both years ended December 31, 2005 and 2004.

Shipping and Handling

All amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenues earned for the goods provided and are classified as revenue. Costs incurred for shipping and handling are included in cost of sales.

Research and Development

Research and development costs are expensed as incurred.

Advertising Costs

Advertising costs are recorded as expenses when incurred. Advertising costs for the years ended December 31, 2005, 2004 and 2003 were $627,000, $492,000, and $548,000.

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

	Years Ended December 31,
	2005	2004	2003
Net income (loss), as reported	$3,374	$(5,118)	$ 428

Add: Stock-based employee compensation expense included in reported net income (loss)	-	-	-
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	80	66	90
Pro forma net income (loss)	$3,294	$(5,184)	$ 338

Net income (loss) per share - basic and diluted:
As reported	$ 0.35	$ (0.53)	$ 0.04
Pro forma	$ 0.34	$ (0.53)	$ 0.03

This information is required to be determined as if the Company had accounted for its employee stock options (including shares issued under the Employee Stock Purchase Plan, collectively called options) as defined by SFAS No. 123. The fair value of options reported below has been estimated at the date of grant using the Black-Scholes option-pricing model for 2005, 2004 and 2003 using the following assumptions:

	Stock Options		Employee Stock Purchase Plan
	2005	2004	2003	2005	2004	2003

Risk-free interest rates	3.1% - 3.7%	3.4% - 3.9.%	2.1 - 3.6%	0.9% - 1.79%	0.9% - 1.8%	0.8% - 1.1%
Expected lives (in years)	7	4	5	0.50	0.25	0.25
Expected dividend yield	0%	0%	0%	0%	0%	0%
Expected stock price volatility	45.0%	90.1%	43.5%	29.1%	29.1%	43.5%

The weighted-average estimated fair value of options granted during the year 2005, 2004 and 2003 were $1.43, $1.72 and $1.43, respectively. The weighted-average estimated fair value of employee stock purchase rights granted under the Employee Stock Purchase Plan were $0.58, $.66 and $.57 in 2005, 2004 and 2003, respectively. The effect on earnings per share of using the fair value of options is disclosed in Note 1 above.

On December 22, 2005, the board of directors approved the acceleration of vesting of all unvested options to purchase 9,750 shares of the Company's common stock that are held by employees and consultants, including outside directors, which had an exercise price per share greater than or equal to $4.22. The weighted average exercise price of options accelerated was $5.17. Under FAS 123R, the acceleration of these options will allow the Company to avoid the recognition of approximately $16,386 in share-based compensation expense in 2006.

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

Comprehensive Income

Comprehensive income is defined to include all changes in shareholders' equity during a period from non- owner sources. There were no significant differences between the Company's net income (loss) and its total comprehensive income (loss) for any of the periods presented. Further, the Company has no accumulated comprehensive income at December 31, 2005 or 2004.

Recent Accounting Pronouncements

 In December 2005, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, "Share-Based Payment," which requires us to expense the value of employee stock options and similar awards and establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods. SFAS No. 123R is effective for interim and annual periods beginning after June 15, 2005 and applies to all outstanding and unvested share-based payment awards. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The adoption of SFAS 123R's fair value method of accounting is not expected to have a significant impact on our financial position, results of operations or cash flows.

The FASB issued SFAS No. 154, "Accounting Changes and Error Corrections", which replaces APB Opinion No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements". This pronouncement applies to all voluntary changes in accounting principle, and revises the requirements for accounting for and reporting a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle, unless it is impracticable to do so. This pronouncement also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS No. 154 retains many provisions of APB Opinion 20 without change, including those related to reporting a change in accounting estimate, a change in the reporting entity, and correction of an error. The pronouncement also carries forward the provisions of SFAS No. 3 which govern reporting accounting changes in interim financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154. We do not expect the adoption of SFAS 154 to have a material impact on our results of operations, financial position or liquidity.

NOTE 2 - RELATED PARTY TRANSACTIONS

In 2005, 2004, and 2003 the Company provided certain management services to the Parent. Costs of these services were allocated to the Parent based upon the amount of time employees spent providing these services. The amount charged to the Parent was $298,000 for 2005, $327,000 for 2004, and $353,000 for 2003.

The Company leases approximately 85,000 square feet in a 95,700 square foot facility in Fremont, CA, owned by Ardenwood, LLC, an affiliate of the Parent. The Company also leases another 25,000 square feet in another facility in Logan, CA owned by the same affiliate. The lease terms are for five and ten years, respectively. Overhead costs are allocated primarily on the basis of square footage utilized. See Commitments and Contingencies at Note 12.

STI Machine Services is located in an 8,585 square foot facility in Anaheim, California. This facility is owned by a former employee and previous owner of STI Machines Services (Dunn Sales, Inc.). The current lease will expire in June, 2006; however the owner has agreed to extend the lease for another year with an option for a second year. See Commitments and Contingencies at Note 12.

The Company utilizes a receivable from/payable to Parent account to record activity including cash received, cash disbursed and amounts owed to and receivable from the Parent for allocated charges and dividends. The Parent files a consolidated tax return including the Company's accounts. The tax provision or benefit is calculated on a stand-alone basis, but includes the Company's intercompany tax sharing arrangement. The net effect of transactions with the Parent resulted in a receivable from Parent of $228,000 at December 31, 2005 and $941,000 at December 31, 2004. The decrease was due to research and development tax refunds received in 2005.

In addition, the Company is party to a capital lease of $96,000 at December 31, 2005 under which the Parent is the lessor. At December 31, 2005, future minimum payments under this lease due in the years 2006 and 2007 were approximately $68,000 and $28,000 respectively. Collectability of the receivable from Parent is assured because the Parent has its own source of cash flow and it has $1.3 million in cash at December 31, 2005.

Aurora Technology Pte. Ltd., a supplier of parts and services to the Company, is also the Company's 50% owned joint venture. During 2005, 2004, and 2003 the Company paid Aurora approximately $6,749,000, $6,311,000, and $4,973,000, respectively for products. The carrying value of our investment in Aurora, which is accounted for using the equity method, amounted to approximately $713,000 and $550,000 as of December 31, 2005 and 2004.

NOTE 3 - BALANCE SHEET DATA

	December 31,
	2005	2004	2003
	(In thousands)
Allowance for doubtful accounts:
Balance at beginning of year	$ 331	$ 503	$ 545
Addition	43	215	80
Utilized	(215)	(387)	(122)
Balance at end of year	$ 159	$ 331	$ 503

Inventories
Finished goods	$ 2,321	$ 2,745	$ 2,453
Work in Process	310	616	1,225
Subassemblies	1,427	1,518	911
Raw materials	4,356	5,705	4,692
	$ 8,414	$ 10,584	$ 9,281
Propertyand Equipment:
Equipment	$ 11,150	$ 10,489	$ 10,979
Furniture and fixtures	2,283	2,034	1,923
Leasehold improvements	756	757	737
	14,189	13,280	13,639
Less:accumulated depreciation and amortization	(10,965)	(9,810)	(9,899)
	$ 3,224	$ 3,470	$ 3,740
Depreciation expense	$ 1,214	$ 1,423	$ 1,359

Accrued Expenses:
Accrued commissions	$ 112	$ 218	$ 299
Warranty reserve	286	285	221
Stock rotation reserve	141	173	231
Price allowance reserve	123	--	154
Returns reserve	256	221	50
Legal accrual	15	600	--
Accrued income tax	--	--	227
Other	252	214	321
	$ 1,185	$ 1,711	$ 1,503

NOTE 4 - GOODWILL AND OTHER INTANGIBLE ASSETS:
		December 31, 2005			December 31, 2004
	Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Technology	15	$ 3,696	(2,352)	$ 1,344	$ 3,696	(2,194)	$ 1,502
Customer relationships	7	2,457	(2,305)	152	2,457	(2,174)	283
Tradename	5	403	(403)	--	403	(403)	--
Product lines	12	840	(572)	268	840	(528)	312
Covenant not to compete	2	50	(50)	--	50	(50)	--
Total amortized intangible assets		7,446	$ (5,682)	$ 1,764	7,446	$ (5,349)	$ 2,097
Goodwill		216			216
Total		$ 7,662			$ 7,662

We incurred amortization expense of $332,000 and $1,194,000 in 2005 and 2004, respectively, of which $201,000 and $580,000 were included in cost of goods sold.

Future Amortization
2006	332
2007	222
2008	201
2009	201
2010	201
Thereafter	607
Total	$ 1,764

During 2004, we reviewed the financial forecasts and budgets for MSD, Lundahl Instruments and PSI-Tronix. Due to reduced revenue and margin levels, we determined that approximately $3.4 million of the book value of the MSD intangibles was not recoverable and recorded an additional impairment charge of this amount to reduce the MSD intangibles to their fair value. Based on a review of the expected cash flow versus the current book value of the assets related to the Lundahl acquisition, we determined that an impairment charge was not necessary. Based on our review of the cash flows related to the PSI-Tronix acquisition, we determined that a significant portion of these intangible assets was not recoverable and determined that an impairment charge of $3.4 million was required. We believe that while the technology, customer lists, and product lines still have value, the prolonged downturn in the semiconductor market for our products makes it unlikely that we will recover the current book value of the assets. Of this expense, $4.2 million relating to technology and product lines was recorded in cost of sales and $2.6 million was recorded as selling, general and administrative expense.

Our review of financial forecasts and budgets for MSD, Lundahl Instruments and PSI-Tronix during 2005 disclosed no further impairment existed.

NOTE 5 - INCOME TAXES

The provision (benefit) for income taxes is as follows:

	Year Ended December 31
	2005	2004	2003
	(In thousands)
Current tax expense
Federal	$ 36	$ 289	$ 134
State	1	9	5
	37	298	139
Deferred tax expense (benefit)
Federal	420	(2,365)	157
State	(137)	(463)	(34)
	283	(2,828)	123
Charge in lieu of tax for options	-	6	-
Total provision for income taxes	$ 320	$(2,524)	$ 262

The provision (benefit) for income taxes differs from the amount of tax determined by applying the applicable federal statutory income tax rate to pretax income as a result of the following differences:

	2005	2004	2003
Statutory U.S. tax rate	(34)%	34%	34%
State income taxes, net of federal benefit	(4)	(4)	6
Research and development and other credits	(22)	(1)	(24)
Nondeductible expenses	(1)	6	22
Effective tax rate	9%	(33)%	38%

Deferred tax assets (liabilities) consist of the following: (In thousands)

	December 31,
	2005	2004
Deferred tax asset
Inventory reserve	$ 565	$1,104
Other reserves and accruals	1,207	892
Depreciation and amortization	1,646	1,521
Research & development tax credit and other	695	309
Gross deferred tax assets	4,113	3,826

Long-term deferred tax liability
Depreciation and amortization	(592)	-
Other	-	(2)
Amortization of intangibles	(116)	(116)
Gross deferred tax liability	(708)	(118)

Net deferred tax assets	$ 3,405	$ 3,708

As of December 31, 2005 the company had Federal and State research credits of approximately $191,000 and $463,000 to offset future income tax liabilities. The Federal credits will begin to expire in 2022 if not utilized.

NOTE 6 - INCOME (LOSS) PER SHARE

A reconciliation of the numerators and denominators of the basic and diluted income (loss) per common share computations is provided below.

                                               (In thousands)     (Per
                                            ------------------   Share)
                                             Income    Shares    Amount
                                            --------  --------  --------
2005:
Basic earnings per share calculation...... $  3,374     9,773  $   0.35
Effect of dilutive securities:
  Stock options...........................       --         2        --
                                            --------  --------  --------
Diluted earnings per share calculation.... $  3,374     9,775  $   0.35
                                            ========  ========  ========

2004:
Basic earnings per share calculation...... $ (5,118)    9,741  $  (0.53)

2003:
Basic earnings per share calculation...... $    428     9,711  $   0.04
Effect of dilutive securities:
  Stock options...........................       --        23        --
                                            --------  --------  --------
Diluted earnings per share calculation.... $    428     9,734  $   0.04
                                            ========  ========  ========

The number of common stock equivalents excluded from the earnings per share calculation because they would be antidilutive total to 633,000 in 2004.

NOTE 7 - DEBT:

The Company has a $6,000,000 line of credit with a bank, of which no amount was outstanding at December 31, 2005 or 2004. The line bears interest at the bank's prime rate (7.25% at December 31, 2005), is secured by accounts receivable, inventories and fixed assets, and expires on June 30, 2006. The Company's bank line of credit as amended, contains covenants which require the Company to meet specific financial tests. The financial tests were as follows: (1) a minimum tangible net worth requirement of $18,000,000 (2) ratio of debt to tangible net worth of no more that 1.00 to 1. (3) ratio of the sum of cash, cash equivalents and accounts receivable to current liabilities of not less than 1.10 to 1, and (4) losses not to exceed $1,000,000 on an annual basis. At December 31, 2004, the Company was not in compliance with the covenant for losses. A waiver for the covenant was received on March 23, 2005. At December 31, 2005, the Company was in compliance with all covenants.

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

Options under the Plan may be granted for periods of up to ten years and at prices no less than 85% of the estimated fair market value of the shares on the date of grant, provided, however, that (i) the exercise price of an ISO shall not be less than 100% of the estimated fair market value of the shares on the date of grant, and (ii) the exercise price of an ISO granted to a 10% or more shareholder shall not be less than 110% of the estimated fair value of the shares on the date of grant. Most options granted under the Plan through December 31, 2005 vest over a five-year period.

Activity under the Plan is set forth below:

	Available for Grant	Number of Shares Outstanding	Weighted Average Exercise Price
Balance at December 31, 2002	188,942	671,898	$5.87
Granted	(7,500)	7,500	$4.15
Exercised	--	(3,000)	$3.19
Cancelled	19,666	(19,666)	$5.09
Balance at December 31, 2003	201,108	656,732	$5.88
Granted	(20,000)	20,000	$5.29
Exercised	--	(25,000)	$4.00
Cancelled	32,000	(35,500)	$5.95
Balance at December 31, 2004	213,108	616,232	$5.48
Granted	(11,000)	11,000	$3.31
Exercised	--	--	--
Cancelled	45,000	(72,566)	$5.50
Balance at December 31, 2005	247,108	554,666	$5.48

Information relating to stock options outstanding and exercisable at December 31, 2005 is as follows:
	Options Outstanding			Options Vested and Exercisable
Exercise Price	Number outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number outstanding	Weighted Average Exercise Price
$3.00 - $3.99	180,400	6.8	$ 3.94	126,750	$ 3.99
$4.01 - $5.74	56,100	5.9	$ 4.89	44,000	$ 5.02
$6.00 - $6.80	237,500	4.6	$ 6.03	237,500	$ 6.03
$7.00 - $9.56	80,666	1.6	$ 7.69	80,666	$ 7.69
	554,666			488,916

Employee Stock Purchase Plan

The Company has reserved 600,000 shares of Common Stock for issuance under the 1997 Employee Stock Purchase Plan (the "Purchase Plan"). Employees generally will be eligible to participate in the Purchase Plan if they are customarily employed by the Company for more than 20 hours per week and more than five months in a calendar year and are not (and would not become as a result of being granted an option under the Purchase Plan) 5% Shareholders of the Company. Under the Purchase Plan, eligible employees may choose each year to have up to 15% of their eligible annual compensation withheld to purchase the Company's common stock. Each offering period commences on the first trading day on or after May 1, and November 1 of each year. The price at which the common stock is purchased under the Purchase Plan is 85% of the lesser of the closing price of the Company's common stock on the first day of the applicable offering period or on the last day of that purchase period. The Purchase Plan will terminate after a period of ten years unless terminated earlier as permitted by the Purchase Plan. During the years ended December 31, 2005, 2004 and 2003, 18,488, 16,812 and 20,826 shares of common stock were purchased under this plan at a weighted-average price of $2.48, $3.93 and $4.12, respectively.

NOTE 9 - RETIREMENT SAVINGS PLAN

The Company adopted a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The plan allows employer's matching contributions equal to 50% of employees' contributions subject to a maximum of 6% of employees' compensation. Contributions to the plan may be made at the discretion of the Board of Directors. The Company contributed $242,000 in 2005. The Company made no contributions in 2004 or 2003.

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

Financial information for each product group for the years ended December 31, 2005, 2004 and 2003 follows:

                                       Safety Products   Automation Products         Total
                                       ----------------  -------------------  -------------------
2005
Sales................................ $         52,141  $             9,017  $            61,158
Group operating profit (loss)........ $          3,858  $              (708) $             3,150
Total assets......................... $         28,935  $             6,787  $            35,722

Capital expenditures................. $            807  $               195  $             1,002
Depreciation and amortization........ $            926  $               620  $             1,546

2004
Sales................................ $         49,041  $             9,384  $            58,425
Intangible impairment charges........ $          3,378  $             3,438  $             6,816
Group operating profit (loss)........ $         (2,943) $            (4,915) $            (7,858)
Total assets......................... $         25,892  $             7,444  $            33,336

Capital expenditures................. $          1,006  $               191  $             1,197
Depreciation and amortization........ $          1,426  $             1,189  $             2,615

2003
Sales................................ $         46,708  $             8,786  $            55,494
Group operating profit (loss)........ $          2,265  $            (1,769) $               496
Total assets......................... $         32,469  $             5,210  $            37,679

Capital expenditures................. $            636  $               799  $             1,435
Depreciation and amortization........ $          1,552  $             1,140  $             2,692

The Company's sales by geographic location of customers in 2005 were: North America - $57,051,000, Asia - $2,630,000, Europe - $803,000, South America $354,000 and all others $320,000.

NOTE 11 - CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments and trade accounts receivable. The Company places its cash and cash equivalents in a variety of money market accounts and short-term bonds. The Company further limits its exposure to these investments by placing such investments with various high quality financial institutions. The Company routinely performs evaluations of these financial institutions. The Company offers credit terms on the sale of its products to its customers in the normal course of business. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company maintains an allowance for uncollectible accounts receivable based upon the expected collectability of all accounts receivable. No customer accounted for more than 10% of accounts receivable at December 31, 2005, 2004 or 2003. HH Barnum accounted for 11% and 10% of net sales for the years ended December 31, 2005 and 2004.

The Company operates principally in the United States.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

The Company leases certain office and manufacturing space and other equipment under noncancellable operating leases. At December 31, 2005, future minimum payments under these leases due in the years 2006 through 2007 were approximately $1,220,000 and $1,034,000; $982,000 per year from 2008 to 2010. Of these amounts, $1,108,000 in 2006 and $982,000 from 2007 to 2010 were related to lease agreements with the Parent or an affiliate of the Parent.

Rent expense under operating lease agreements was approximately $1,141,000 in 2005, $1,320,000 in 2004, and $1,168,000 in 2003. Of these amounts, $1,033,000, $1,133,000, and $963,000 were related to lease agreements with the Parent or affiliates of the Parent. Rent expense is recorded on a straight-line basis.

Future minimum lease payments under noncancellable operating and capital leases, are as follows (in thousands):

Year ending December 31.	Operating	Capital
2006	$1,220	$ 68
2007	1,034	28
2008	982
2009	982	--
2010	982	--
Thereafter	900	--
Total	$6,100	$ 96

From time to time, the Company is involved in litigation in the normal course of business. Management believes that the outcome of existing matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

On January 19, 2005, the Company agreed to the terms of a settlement with Paul Davis Automation, Inc. relating to a lawsuit filed by Paul Davis Automation in the United States District Court, Eastern Division. In the lawsuit, plaintiff had alleged unpaid commission fees upon termination of a contract between the parties. The settlement was agreed to as a compromise among the parties for the complete and final settlement of the lawsuit. Based on the terms of the settlement agreement, which was fully executed by the parties on January 21, 2005, the Company made a cash payment of approximately $600,000 to Paul Davis Automation, a former manufacturer's representative for Scientific Technologies. This amount was accrued at December 31, 2004 and payment was made on February 14, 2005.

The Company offers warranties on certain products and records a liability for the estimated future costs associated with warranty claims, which is based upon historical experience and the Company's estimate of the level of future costs. A reconciliation of the changes in the Company's warranty liability for the years ended December 31, 2005 and 2004 follows (in thousands):

	December 31,
	2005	2004
Warranty accrual at the beginning of the year	$ 285	$ 221
Accruals for warranties issued during the year	201	234
Expenses incurred during the year	(200)	(170)
Warranty accrual at the end of the year	$ 286	$ 285

INDEMNIFICATIONS

In November 2002, the FASB issued FIN No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantee of Indebtedness of Others. We have determined that certain agreements, described below, fall within the scope of FIN 45.

Under our by-laws, we have agreed to indemnify our officers and directors for certain events or occurrences arising as a result of the officer or director's serving in such capacity. We have a directors and officers liability policy that limits our exposure and enables us to recover a portion of any future amounts paid resulting from the indemnification of our officers and directors. We believe the fair value of the indemnification agreements is minimal and we have not recorded a liability for these agreements as of December 31, 2005.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and our Chief Financial Officer, are responsible for evaluating and attesting as to the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. This evaluation includes consideration of our internal control over financial reporting.

Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2005, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Changes in Internal Control Over Financial Reporting

In response to the material weaknesses in our internal controls noted above, and in preparation for our compliance with Section 404 of the Sarbanes-Oxley Act of 2002, which will be required as of the end of our fiscal 2007, we have implemented the following corrective actions which remediated the material weaknesses:

(1) We are implemented additional general ledger close and account analysis procedures including procedures to analyze consolidated fluctuations and reporting. These procedures also include analysis of inventory and accounts receivable aging and valuation.

(2) We are working with advisors to help establish policies and procedures related to changes and updates in our accounting system; and

(3) We have addressed our need for additional experienced finance personnel in order to improve our controls over financial reporting, with the appointment of our Corporate Controller.

We intend to continue to evaluate the remediation efforts addressing the material weaknesses that were identified and to take appropriate action be certain that the deficiencies identified in 2004 do not reoccur. In addition, as part of the assessment of our internal control over financial reporting that we will undergo during our 2006 and 2007 fiscal years in connection with the process required by Section 404 of the Sarbanes-Oxley Act of 2002, we intend to continue to review, evaluate and strengthen our controls and processes. The Audit Committee of our Board of Directors is performing oversight of our implementation of enhancements and improvements to our internal controls, and our management is reporting to our Audit Committee on a regular basis regarding these matters.

We began to implement the changes described above during the first quarter of fiscal 2005. During the fourth quarter of fiscal 2005, there were no changes in our internal control over financial reporting that have materially affected, or are likely to materially effect, our internal control over financial reporting.

Item 9B.    OTHER INFORMATION.

None.

PART III

Certain information required by Part III is omitted from this Report in that the registrant will file a definitive Proxy Statement for its 2006 Annual Meeting of Shareholders pursuant to Regulation 14A (the "Proxy Statement") no later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference.

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item concerning the Company's directors and the Company's executive officers is incorporated by reference to the sections entitled "Nominees" and "Management", respectively, appearing in the Company's Proxy Statement for its 2006 Annual Meeting of Shareholders.

Item 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the sections entitled "Executive Compensation" and "Report of the Compensation Committee" appearing in the Proxy Statement for its 2006 Annual Meeting of Shareholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference to the sections entitled "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation" appearing in the Proxy Statement for its 2006 Annual Meeting of Shareholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the sections entitled "Certain Relationships and Related Transactions" appearing in the Proxy Statement for its 2006 Annual Meeting of Shareholders.

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to the sections entitled "Principal Accountant" appearing in the Proxy Statement for its 2006 Annual Meeting of Shareholders.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this Report:

1. FINANCIAL STATEMENTS

Reference is made to the index appearing in Item 8(a) of this report.

2. FINANCIAL SCHEDULES

None.

3. EXHIBITS AND EXHIBIT INDEX:

Exhibit 3.1 - Articles of Incorporation, as amended, are incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 1988, Exhibit 3.1.

Exhibit 3.3 - By-Laws are incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 1985, Exhibit 3.

Exhibit 4.1* -1997 Employee Stock Purchase Plan is incorporated by reference to the Registrant's Registration Statement on Form S-8 dated October 2, 1998.

Exhibit 4.2* -1997 Stock Plan is incorporated by reference to the Registrant's Registration Statement on Form S-8 dated October 2, 1998.

Exhibit 4.3 - Amended and Restated 1997 Employee Stock Purchase Plan

Exhibit 10.1 - Lease agreement dated February 21, 1995 for 6550 Dumbarton Circle, Fremont, California 94555, is incorporated by reference to the Registrant's Form 10-KSB for the year ended December 31, 1994, Exhibit 10.4.

Exhibit 10.2 - Bank agreement dated June 30, 2004 with Bank of The West is incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 2004

Exhibit 10.3 - Lease agreement dated June 1, 2004 with Scientific Technology Incorporated for 1025 W. 1700 N., Logan Utah 84321 is incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 2003.

Exhibit 10.4 - Memorandum Regarding Exercise of Option to Extend

Exhibit 10.5 - First Amendment to Credit Agreement

Exhibit 21.1 - Subsidiaries of the Registrant.

Exhibit 23.1 - Consent of BDO Seidman LLP, Independent Registered Public Accounting Firm

Exhibit 23.2 - Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

Exhibit 24.1 - Power of Attorney (included on page 55).

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

Dated: March 31, 2006

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

Signature	Title	Date
/s/ Anthony R. Lazzara Anthony R. Lazzara	Chairman of the Board	March 31, 2006
/s/ Joseph J. Lazzara Joseph J. Lazzara	President, Chief Executive Officer, Treasurer, Director (Principal Executive Officer)	March 31, 2006
/s/ James A. Lazzara James A. Lazzara	Vice President, Secretary and Director	March 31, 2006
/s/ James A. Ashford James A. Ashford	Vice President and Director	March 31, 2006
/s/ Richard S. Baldwinson Richard S. Baldwinson	Director	March 31, 2006
/s/ Carl H. Frei Carl H. Frei	Director	March 31, 2006
/s/ Bernard J. Ploshay Bernard J. Ploshay	Director	March 31, 2006
/s/ Richard O. Faria Richard O. Faria	Vice President and Chief Financial Officer (Principal Financial Officer)	March 31, 2006

SCIENTIFIC TECHNOLOGIES INCORPORATED

EXHIBITS

TO

Annual Report on Form 10-K
Year ended December 31, 2005

EXHIBITS - TABLE OF CONTENTS

Exhibit Number
Exhibit 4.3	- Amended and Restated 1997 Employee Stock Purchase Plan PDF as a courtesy
Exhibit 10.4	- Memorandum Regarding Exercise of Option to Extend PDF as a courtesy
Exhibit 10.5	- Amendment dated June 30, 2005 to Bank agreement dated June 30, 2004 with Bank of The West PDF as a courtesy
Exhibit 21.1	- Subsidiaries of the Registrant
Exhibit 23.1	- Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm
Exhibit 23.2	- Consent of PricewaterhouseCoopers, LLP, Independent Registered Public Accounting Firm
Exhibit 24.1	- Power of Attorney (included on page 39)
Exhibit 31.1	- Certification of Chief Executive Officer Pursuant To Section 302(a) of the Sarbanes-Oxley Act Of 2002
Exhibit 31.2	- Certification of Chief Financial Officer Pursuant To Section 302(a) of the Sarbanes-Oxley Act Of 2002
Exhibit 32.1	- Certification Of Chief Executive Officer And Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002