Form 10-K/A
period 2005-12-31
SCIENTIFIC TECHNOLOGIES INC
filed 2006-05-01
CIK 708250

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Part III and IV Information only)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

The undersigned registrant hereby amends the following portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 2005 as set forth below:

PART III is amended to read as follows:

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth our executive officers, directors and key personnel as of April 1, 2006:

Name	Position with Company	Term as Director	Held Position Since	Age
Anthony R. Lazzara	Chairman of the Board	One Year	September 1984	75
Joseph J. Lazzara	Director, President, Chief Executive Officer and Treasurer	One Year	September 1984 June 1989 June 1993 September 1984	54
James A. Lazzara	Director and Secretary Senior Vice President, Sales	One Year	September 1984 June 1989	49
James A. Ashford	Director Senior Vice President Operations	One Year	September 1988 March 2000	54
Carl H. Frei	Director	One Year	September 1988	72
Bernard J. Ploshay	Director	One Year	September 1988	84
Richard S. Baldwinson	Director	One Year	August 2000	69
Frank Webster	Vice President, Engineering		March 1991	62
Richard O. Faria	Vice President and Chief Financial Officer		June 2005	66
James M. Vella	General Manager, Automation Products Group Assistant Secretary Vice President		March 2000 May 1997 May 2002	49

Anthony R. Lazzara has been Chairman of our Board of Directors since September 20, 1984. He also served as our Chief Executive Officer from September 20, 1984 to June 17, 1993, and President from September 20, 1984 until June 22, 1989. He is the founder and principal shareholder of Scientific Technology Incorporated, our parent entity, and has been Chairman of our parent's Board and its President since 1971. He received an L.L.B. and an honorary Juris Doctorate from DePaul University.

Joseph J. Lazzara has been our Chief Executive Officer since June 17, 1993, President since June 22, 1989, and Treasurer and a director since September 21, 1984. He served as a Vice President of our parent from September 21, 1984 until June 22, 1989. He has also served as Treasurer and a director of our parent since August 1981. Prior to 1981, he was employed by Hewlett-Packard Company in Process and Engineering Management. Since February 2004, he has been a director and member of the audit committee of Endwave Corporation. Endwave designs, manufactures, and markets RF modules that enable the transmission, reception and processing of high-frequency signals in telecommunications networks, defense electronics and homeland security systems. Mr. Lazzara received a Bachelor of Science in Engineering from Purdue University and a Masters in Business Administration from Santa Clara University. He is a son of Anthony R. Lazzara.

James A. Lazzara has been our Senior Vice President, Sales since June 22, 1989, and has been the Secretary and a director since September 21, 1984. He served as our Vice President from 1987 to June 22, 1989. Mr. Lazzara joined Scientific Technologies in November 1979. He is also the Secretary, Vice President and a director of our parent. Mr. Lazzara received a Bachelor of Science from California Polytechnic State University. He is a son of Anthony R. Lazzara.

James A. Ashford was appointed Senior Vice President, Operations on March 6, 2000. Prior to that he had been our Vice President, Operations since June 22, 1989 and has been a director since September 27, 1988. He has also served as Vice President and General Manager of our Optical Sensor and Datricon Divisions since March 1986. From 1980 to March 1986, Mr. Ashford was employed by Smith-Kline Beckman, a medical instrumentation manufacturer, most recently as Marketing Administration Manager and, prior to that, as Materials Manager. He holds a Bachelor of Science in Business from San Diego State University. Mr. Ashford is a son-in-law of Anthony R. Lazzara.

Carl H. Frei has been a director since September 27, 1988. From 1970 to March 1989 he was employed by Sonoco Fibre Drum Co., a manufacturer of packaging products, as Regional General Manager, after which time he retired. He was employed as a sales executive by Greif Bros. Corporation, a manufacturer of packaging products until June 30, 1999, when he retired.

Bernard J. Ploshay has been a director since September 27, 1988. He has been retired since 1981. From 1973 to 1981, Mr. Ploshay was employed by our parent as its Vice President of Manufacturing.

Richard S. Baldwinson has been a director since August 8, 2000. He is a former Vice President of Bank of America, who retired in 1991 after serving for 25 years in various commercial and real estate lending positions. Recent positions he has held include Manager of Loan Administration and Commercial Real Estate Lending Officer at Bank of America's California Real Estate Industries Group in San Jose, from 1984 to 1991. From 1982 to 1984 he was Manager of the Real Estate Developer Center and Home Loan Center at Bank of America's Santa Clara Main Office. From 1972 to 1981 he was the banker of our parent. He received a Bachelor of Arts in Economics from Stanford University.

Richard O. Faria joined our parent as Corporate Controller in April 1987. He was elected our Vice President and Controller in March  1991, and served as Vice President, Finance and Administration from March 1996 until March 2004. In March 2003, he was appointed Chief Financial Officer. In November 2004, he retired as Chief Financial Officer and was appointed Vice President, Finance & Administration. In June 2005, he was reappointed Chief Financial Officer. Prior to 1987, Mr. Faria was Corporate Controller of Kevex Corporation, an analytical instrument manufacturer, for seven years. He holds a Bachelor of Arts in Business Administration from Golden Gate University.

Frank Webster joined our parent as Corporate Engineering Manager in 1985. He has been our parent's Vice President, Engineering since 1986. On March 22, 1991, he was elected our Vice President, Engineering. He has a Bachelor of Science in Engineering, and a Masters of Science in Computer Science, from the University of California at Los Angeles.

James M. Vella joined us as our Accounting Manager of the Optical Sensor Division in June 1986. In June 1987, he was appointed Controller of that division. He was appointed our Controller in March 1996. In May of 1997, he was elected Assistant Secretary. In September 1998, he was appointed to the position of Marketing Manager, Fiber Monitoring Products. In March 2000, he was appointed to the position of General Manager of the Automation Products Group. In May 2002, he was appointed Vice President and General Manager of the Automation Products Group. Prior to 1986, Mr. Vella held several positions with Smith-Kline Beckman, a medical instrumentation manufacturer. He holds a Bachelor of Science in Business Administration from California Polytechnic University at San Luis Obispo.

Audit Committee

The Audit Committee, comprised of directors Carl H. Frei, Bernard J. Ploshay and Richard S. Baldwinson, is governed by a charter adopted by the Board of Directors. This charter was amended in March 2005 and was included as Appendix A to our 2005 proxy statement. Our Audit Committee is directly responsible for the appointment, compensation, retention and oversight of the work of our independent accountants; has established procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting controls or auditing matters, including procedures for the confidential, anonymous submission by employees of concerns regarding questionable accounting or auditing matters; has the authority to engage independent counsel and other advisors, as it determines necessary to carry out its duties; and has been provided appropriate funding to carry out these responsibilities.

All of the members of the Audit Committee are "independent" members as defined under the rules of the Nasdaq National Market and in Section 10A(m) of the Securities Exchange Act of 1934, as amended. The Board of Directors has determined that we have at least one Audit Committee financial expert serving on the Audit Committee. The Audit Committee financial expert is Richard S. Baldwinson, and he is independent. The Audit Committee held four meetings in 2005.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than ten percent shareholders are required by Commission regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, we believe that during fiscal 2005 all our executive officers and directors complied with all applicable filing requirements.

Code of Business Conduct and Ethics

Our Board of Directors has adopted a Code of Business Conduct and Ethics, which applies to our employees, officers and directors and which is intended to satisfy the rules of the SEC and the Nasdaq Stock Market. Our Code of Business Conduct and Ethics is publicly available on our website at www.sti.com. The information contained on or connected to our website is not incorporated by reference into this report and should not be considered part of this or any other report that we file with or furnish to the SEC. We intend to post amendments to or waivers from this code on our website or as otherwise required by the rules of the SEC and the Nasdaq Stock Market.

Item 11. EXECUTIVE COMPENSATION

The following Summary Compensation Table sets forth compensation paid by us for services rendered during the fiscal years 2005, 2004 and 2003 by our "Named Executive Officers," which include our Chief Executive Officer and the next four most highly compensated executive officers whose aggregate salary and bonus exceeded $100,000.

Summary Compensation Table

		Annual Compensation		Long Term Compensation
Name and Principal Position	Year	Salary	Bonus	Securities Underlying Options
Anthony R. Lazzara Chairman of the Board	2005 2004 2003	$378,572 $421,391 $461,571	None None $5,411	None None None
Joseph J. Lazzara President and Chief Executive Officer	2005 2004 2003	$330,603 $323,839 $314,016	None None $3,410	None None None
James A. Lazzara Senior Vice President, Sales	2005 2004 2003	$341,168 $320,549 $299,401	None None $3,230	None None None
James A. Ashford Senior Vice President	2005 2004 2003	$330,093 $325,986 $300,859	None None $3,583	None None None
Richard O. Faria Vice President and Chief Financial Officer	2005 2004 2003	$176,067 $166,568 $152,007	$8,269 $1,962 $2,084	None None None

The columns entitled "Other Annual Compensation," "Restricted Stock Awards," "LTIP Payouts" and "All Other Compensation" were omitted because no such compensation was paid or awarded during the applicable periods.

Option/SAR Grants in Last Fiscal Year

No stock options or stock appreciation rights were granted to our named executive officers during 2005.

Fiscal Year End Option Values

The following table sets forth information regarding options exercised by each of our named executive officers during 2005. The table also sets forth information regarding the number and value of unexercised in-the- money options held by such executive officers at the end of fiscal 2005.

			Number of Securities Underlying Unexercised Options at Fiscal Year End		Value of Unexercised In-the-Money Options at Fiscal Year End (1)
Name	Shares Acquired on Exercise	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Anthony R. Lazzara	-	-	18,125	1,875	$ 35,775	$ 6,300
Joseph J. Lazzara	-	-	18,125	1,875	$ 35,775	$ 6,300
James A. Lazzara	-	-	18,125	1,875	$ 35,775	$ 6,300
James A. Ashford	-	-	18,125	1,875	$ 35,775	$ 6,300
Richard O. Faria	-	-	17,000	3,000	$ 33,960	$ 0

__________

(1) Represents the per share closing market price on December 31, 2005 of $7.35 less the exercise price per share.

Compensation of Directors

We do not pay directors who are also officers additional consideration for their services as directors. Members of the Board who are not officers or employees are paid a fee of $1,000 per meeting for services as a director. Directors receive no additional compensation for committee participation or attendance at committee meetings, unless such meetings are held separately from a Board meeting. During 2004, Carl Frei and Bernard Ploshay were granted options to purchase 2,000 shares of our common stock and Richard Baldwinson was granted options to purchase 3,000 shares of our common stock. During 2005, Carl Frei and Bernard Ploshay were granted options to purchase 2,000 shares of our common stock and Richard Baldwinson was granted options to purchase 3,000 shares of our common stock.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

We have not entered into employment contracts with any of our named executive officers.

Compensation Committee Interlocks and Insider Participation

Anthony R. Lazzara, Chairman of the Board of Directors, is a member of our Compensation Committee. See "Certain Relationships and Related Transactions" regarding Mr. Lazzara's relationship to our parent and certain transactions between our parent and us.

During 2005, no interlocking relationship existed between any member of our board of directors or compensation committee and any member of the board of directors or compensation committee of any other company.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information as of December 31, 2005 about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans, including the 1997 Stock Option Plan and the 1997 Employee Stock Purchase Plan:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders: 1997 Stock Option Plan 1997 Employee Stock Purchase Plan	554,666 -0-	$ 5.48 n/a	247,108 548,200
Equity compensation plans not approved by security holders	-0-	n/a	n/a
Total	554,666	$ 5.48	795,308

Beneficial Ownership

The following table indicates the number of shares of common stock beneficially owned as of April 1, 2006 by each person known by us to own more than 5% of our outstanding common stock, by each of the Named Executive Officers (as defined below) and by all officers and directors as a group.

We have determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, we include shares of common stock subject to options held by that person that are currently exercisable or will become exercisable within 60 days after April 1, 2006, while those shares are not included for purposes of computing percentage ownership of any other person. Unless otherwise indicated, the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

The address of each individual named is the address of Scientific Technologies Incorporated.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class
Common $.001 Par Value	Anthony R. Lazzara	4,265,866 Indirect(1) 18,125 Direct(2)	43.5(1) *(2)
Common $.001 Par Value	Joseph J. Lazzara	1,135,338 Indirect(1) 18,125 Direct(2)	11.6(1) *(2)
Common $.001 Par Value	James A. Lazzara	1,168,73 Indirect(1) 18,125 Direct(2)	11.9(1) *(2)
Common $.001 Par Value	James A. Ashford	1,018,465 Indirect(1) 18,125 Direct(2)	10.4(1) *(2)
Common $.001 Par Value	Carl H. Frei	11,150 Direct(2)	*(2)
Common $.001 Par Value	Bernard J. Ploshay	7,250 Direct(2)	*(2)
Common $.001 Par Value	Richard S. Baldwinson	7,500 Direct(2)	*(2)
Common $.001 Par Value	Richard O. Faria	21,043 Direct(2)	*(2)
Common $.001 Par Value	All officers and directors as a group (10 persons)	7,771,834 Indirect(1) 183,453 Direct(2)	77.8(1) 1.7(2)

* less than 1%

(1) Scientific Technology Incorporated also referred to as our parent, was the shareholder of record of 8,348,075 of our shares (86%) as of the record date. As of such date, the shareholders of our parent were as follows: Anthony R. Lazzara (51%); Joseph J. Lazzara (14%); James A. Lazzara (14%); James A. Ashford (12%); and other members of the Lazzara family (9%). As a result of such share holdings, the individuals named in the table may be deemed to indirectly own the number and percentage of shares set forth opposite their respective names.

(2) Includes shares issuable pursuant to options vested as of 60 days following April 1, 2006 in the following amounts: Anthony R. Lazzara, 18,125 shares; Joseph J. Lazzara, 18,125 shares; James A. Lazzara, 18,125 shares; James A. Ashford, 18,125 shares; James M. Vella, 21,750 shares; Richard O. Faria, 20,000 shares, Frank Webster, 31,850 shares; Carl H. Frei, 6,750 shares; Bernard J. Ploshay, 4,250 shares; and Richard S. Baldwinson, 7,500 shares.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We provide certain management services to Scientific Technology Incorporated, our parent. Costs of these services were allocated to our parent based upon the amount of time employees spent providing these services. The amount charged to our parent for 2005 was $298,000.

We lease a 95,000 square foot facility owned by an affiliate of our parent, a small portion of which is occupied by our parent. The lease term is for ten years. Overhead costs are allocated primarily on the basis of square footage utilized. We lease a 25,000 square foot facility, owned by an affiliate of our parent, in Logan, Utah, which houses the Automation Sensors Division operations.

We utilize a payable to or receivable from our parent account to record activity including cash received, cash disbursed and amounts owed to our parent for allocated charges and dividends. The net effect of transactions with our parent resulted in a receivable from parent of $228,000 at December 31, 2005.

Anthony R. Lazzara, Joseph J. Lazzara, and James A. Lazzara, each of whom is an officer of STI, are employees and significant shareholders of our parent. Please see "Security Ownership of Certain Beneficial Owners and Management" for their respective equity interests in our parent, and "Executive Officers, Directors and Key Personnel" for their employment positions with our parent.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Audit fees billed to us by BDO Seidman during our 2004 and 2005 fiscal years for professional services rendered by them for the audits of our annual financial statements and reviews of financial statements included in our quarterly reports on Form 10-Q totaled $140,000 and $155,242, respectively.

Audit-Related Fees

There were no additional fees billed to us by BDO Seidman or PricewaterhouseCoopers during our 2004 and 2005 fiscal years for assurance and related services by them that are reasonably related to the performance of the audit or review of our financial statements, and that are not disclosed above. Audit-related fees billed to us by PricewaterhouseCoopers during our 2005 fiscal year for professional services billed by them to render an opinion on our 2003 financial statements included in our 2005 report on Form 10-K totaled $7,000.

Tax Fees

The aggregate fees billed to us by PricewaterhouseCoopers during our 2004 fiscal year for professional services rendered by them for tax compliance, tax advice, tax planning and federal and state tax return preparation totaled $58,000. The aggregate fees billed to us by BDO Seidman during our 2005 fiscal year for professional services rendered by them for tax compliance, tax advice, and tax planning totaled $181,475. These fees include tax compliance, tax planning and federal and state tax return preparation.

All Other Fees

During 2004, we were billed $800 by BDO Seidman for fees relating to their transition as our registered auditors. During 2004, we were billed $55,328 by PricewaterhouseCoopers for services relating to an SEC comment letter and fees relating to the transition to BDO Seidman. No other fees were charged to us by BDO Seidman or PricewaterhouseCoopers during fiscal years 2004 or 2005.

Audit Committee's Pre-Approval Policies and Procedures

All audit and permissible non-audit services provided by the Company's independent registered public accountants, BDO Seidman, LLP, require pre-approval by the Audit Committee in accordance with a pre- approval policy approved by the Audit Committee. The policy (i) includes a list of the audit, audit-related, tax and other services that have been granted general pre-approval and may be provided without specific pre-approval from the Audit Committee and (ii) sets forth the pre-approval requirements for all permitted services. The pre-approval policy is reviewed on an annual basis by the Audit Committee and is subject to amendment from time to time. The Audit Committee approved all of the services provided by BDO Seidman in fiscal year 2005.

PART IV is amended to include the following:

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this Amendment on Form 10-K/A:

3. EXHIBITS AND EXHIBIT INDEX:

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

Dated: April 28, 2006

SCIENTIFIC TECHNOLOGIES INCORPORATED

By:	/s/ Joseph J. Lazzara

Joseph J. Lazzara, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

* Anthony R. Lazzara	Chairman of the Board	April 28, 2006

/s/ Joseph J. Lazzara Joseph J. Lazzara	President, Chief Executive Officer, Treasurer, Director (Principal Executive Officer)	April 28, 2006

* James A. Lazzara	Vice President, Secretary and Director	April 28, 2006

* James A. Ashford	Director	April 28, 2006

* Richard S. Baldwinson	Director	April 28, 2006

* Carl H. Frei	Director	April 28, 2006

* Bernard J. Ploshay	Director	April 28, 2006

/s/ Richard O. Faria Richard O. Faria	Vice President and Chief Financial Officer (Principal Financial Officer)	April 28, 2006

* By: /s/ Joseph J. Lazzara
        Joseph J. Lazzara
        Attorney-in-Fact