Form 10-Q
period 2006-03-31
SCIENTIFIC TECHNOLOGIES INC
filed 2006-05-15
CIK 708250

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer    ☐          Accelerated filer    ☐          Non-accelerated filer    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common stock outstanding as of April 30, 2006 was 9,807,944 shares.

Note: PDF provided as a courtesy

SCIENTIFIC TECHNOLOGIES INCORPORATED
Quarter Ended March 31, 2006

TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

SCIENTIFIC TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except for per share data)

	March 31,	December 31,
Assets	2006	2005
Current assets:
Cash and cash equivalents	$5,910	$4,773
Short-term investments	2,524	2,480
Accounts receivable, net	9,385	9,085
Receivable from Parent	--	228
Inventories	8,350	8,414
Deferred income taxes - current	1,772	1,772
Prepaid expenses and other current assets	711	640
Total current assets	28,652	27,392

Property and equipment, net	3,275	3,224
Deferred income taxes - long-term	2,341	2,341
Investments and other non-current assets	833	785
Goodwill	216	216
Other intangible assets, net	1,680	1,764
Total assets	$36,997	$35,722

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$2,950	$2,481
Accrued expenses	1,425	1,185
Accrued compensation	2,453	2,477
Payable to Parent	72	--
Current portion of capital lease with Parent	68	68
Total current liabilities	6,968	6,211

Capital lease with Parent	11	28
Deferred income taxes	708	708
Total liabilities	7,687	6,947

Commitments and contingencies (Note 7)

Shareholders' equity:
Common stock, $.001 par value; 100,000 shares
authorized; 9,795 and 9,786 shares issued and outstanding	10	10
Capital in excess of par value	6,063	6,022
Retained earnings	23,237	22,743
Total shareholders' equity	29,310	28,775
Total liabilities and shareholders' equity	$36,997	$35,722

The accompanying notes are an integral part of these financial statements.

SCIENTIFIC TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2006	2005
Sales	$15,962	$14,298

Cost of sales	9,218	8,820
Gross profit	6,744	5,478

Operating expenses:
Selling, general and administrative	4,901	4,421
Research and development	1,159	1,041
Amortization of intangible assets	47	47
Total operating expenses	6,107	5,509

Income (loss) from operations	637	(31)

Interest and other income, net	147	62

Income before income taxes	784	31

Provision for income taxes	290	11

Net income	$494	$20

Net income per share:
Basic and diluted	$0.05	$0.00

Shares used to compute net income per share:
Basic	9,791	9,768
Diluted	9,932	9,787

The accompanying notes are an integral part of these financial statements

SCIENTIFIC TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities
Net income	$494	$20
Adjustments to reconcile net income to cash
provided by operating activities:
Allowance for doubtful accounts	13	(57)
Depreciation and amortization	152	441
Loss on disposal of property and equipment	-	13
Warranty reserve	48	15
Changes in assets and liabilities
Accounts receivable	(313)	(708)
Inventories	64	431
Receivable from, payable to Parent	300	3
Prepaid expense and other assets	(119)	(71)
Accounts payable	469	377
Accrued expenses	168	(492)
Cash flows provided by (used in) operating activities	1,276	(28)

Cash flows from investing activities
Purchase of short-term investments	(444)	-
Proceeds from sale of short-term investments	400	-
Purchase of property and equipment	(119)	(298)
Cash flows used in investing activities	(163)	(298)

Cash flows from financing activities
Repayment of capital lease with Parent	(17)	(17)
Issuance of common stock	41	-
Cash flows provided by (used in) financing activities	24	(17)

Change in cash and cash equivalents	1,137	(343)

Cash and cash equivalents at beginning of period	4,773	1,107
Cash and cash equivalents at end of period	$5,910	$764

Supplemental disclosure of non-cash activities:
Cash paid to Parent for income taxes	$290	$11
Cash paid to Parent for capital lease	$17	$17

The accompanying notes are an integral part of these financial statements.

SCIENTIFIC TECHNOLOGIES INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements for the three months ended March 31, 2006 and 2005 are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States of America and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the financial position, results of operations and cash flows of Scientific Technologies Inc. (the "Company") and its subsidiaries for all periods presented.

To prepare these condensed consolidated financial statements in conformity with generally accepted accounting principles, management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period. Actual results could differ from those estimates.

The results of operations are not necessarily indicative of the results to be expected in the future or for the full fiscal year. It is recommended that these condensed consolidated financial statements be read in conjunction with the Company's audited consolidated financial statements and the notes thereto included in its 2005 Annual Report on Form 10-K.

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

On December 16, 2004, the Financial Accounting Standard Board ("FASB") issued Statement No. 123 (revised 2004) ("SFAS No. 123R"), "Share Based Payment," which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board ("APB") No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires us to expense the value of employee stock options, stock purchases and similar awards and establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods. Effective January 1, 2006, the Company adopted these fair value recognition provisions for all outstanding and unvested share-based payment awards using the modified prospective transition approach, therefore, results for prior periods have not been restated. Under SFAS 123R, the cost of employee services received in exchange for an award of equity instruments is generally measured on the grant date and recognized on a straight-line basis over the period during which an employee is required to provide service in exchange for the award, usually the vesting period.

When valuing stock-based compensation under SFAS No. 123 R or previously under SFAS No. 123, we use the Black-Scholes option pricing model to determine the fair value of stock options and employee stock purchase plan shares. However, there were no new options or employee stock purchases in the first quarters of 2006 or 2005 to value.

In prior years, we accounted for employee stock-based compensation using the intrinsic value method prescribed by APB No. 25 as allowed under SFAS No. 123. No stock-based compensation for employee stock options or stock purchases was recognized in our results generally as these plans were non-compensatory. Additionally, we were required to disclose the impact that the stock-based compensation would have had on net income and earnings per share if we had applied the provisions of SFAS No. 123.

Stock-based compensation expense of $5,000, net of forfeitures, was recognized as general and administrative expense during the quarter ended March 31, 2006. Our estimated forfeiture rate for the three months ended March 31, 2005 of 11% was based on historical forfeiture experience. In our pro forma information required under FAS 123 for the periods prior to fiscal 2006, we accounted for forfeitures as they occurred.

The following table compares the net income including stock-based compensation recorded under SFAS 123R in 2006 to the Company's net income and net income per share for the prior year as if the Company had recorded compensation costs under SFAS No. 123 for all granted stock-based awards (in thousands, except per share amounts). The risk-free interest rate used was 3.4%, the expected volatility was 45%, the dividend rate was 0% and the expected life was 6.8 years for 2005.

There were no options to purchase shares of common stock granted in 2006.

Pro-forma 2005 activity under the Plan is set forth below:

Three Months
Ended March 31,
2005

Net income, as reported	$20
Add: Stock-based compensation expense for employees previously determined under intrinsic value method, net of tax effect	-
Less: Stock-based compensation expense for employees determined under fair value based method, net of tax effect	(25)
Pro forma net income (loss)	$(5)
Net income (loss) per share - basic and diluted:
As reported	$0.00
Pro forma	$0.00
	Available for Grant	Number of Shares Outstanding	Weighted Average Exercise Price
Balance at December 31, 2005	247,108	554,666	$5.48
Granted	--	--	--
Exercised	--	(9,475)	$4.22
Cancelled	2,000	(2,000)	$5.56
Balance at March 31, 2006	249,108	543,191	$5.50

Information relating to stock options outstanding and exercisable at March 31, 2006 is as follows:

	Options Outstanding			Options Vested and Exercisable
Exercise Price	Number outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number outstanding	Weighted Average Exercise Price
$3.00 - $3.99	173,925	6.6	$ 3.94	122,700	$ 3.99
$4.01 - $5.74	54,100	5.7	$ 4.89	42,750	$ 5.04
$6.00 - $6.80	234,500	4.5	$ 6.03	234,500	$ 6.03
$7.00 - $9.56	80,666	1.4	$ 7.69	80,666	$ 7.69
	543,191			480,616

2. INVENTORIES

Inventories consist of the following (in thousands):

	March 31,	December 31,
	2006	2005
Finished goods	$2,443	$2,321
Work in process	685	310
Subassemblies	1,296	1,427
Raw materials	3,926	4,356
	$8,350	$8,414

3. NET INCOME PER SHARE

A reconciliation of the numerators and denominators used to compute basic and diluted income per common share is provided below.

	(In thousands)		(Per share)
	Income	Shares	Amount
Three months ended March 31, 2006

Basic earnings per share calculation	$494	9,791	$0.05

Effect of dilutive securities
Stock options		141

Diluted earnings per share calculation	$494	9,932	$0.05

Three months ended March 31, 2005

Basic earnings per share calculation	$20	9,768	$0.00

Effect of dilutive securities
Stock options		19

Diluted earnings per share calculation	$20	9,787	$0.00

4. RELATED PARTY TRANSACTIONS

The Company provides certain management services to the Parent such as general management and accounting services. The Company charges the cost of these services to the Parent based upon the amount of time employees spent providing these services. Management services charged by the Company to the Parent for the three months ending March 31, 2006 and 2005 totaled $74,000 and $82,000 respectively.

The Company leases essentially all of a 95,700 square foot facility owned by an affiliate of the Parent. The Company also leases a 25,000 square foot facility in Logan, Utah owned by the same affiliate. Overhead costs are allocated primarily on the basis of square footage utilized by each party. The amounts paid to this affiliate were $277,000 and $257,000 per quarter during the quarters ended March 31, 2006 and 2005, respectively. In addition, the Company is party to a capital equipment lease of $79,000 at March 31, 2006 under which the Parent is the lessor.

The Company utilizes a receivable from/payable to Parent account to record activity including cash received, cash disbursed and amounts owed to and receivable from the Parent for allocated charges. The net effect of transactions with the Parent resulted in a payable to Parent of $72,000 at March 31, 2006.

The Company is included in the consolidated tax return of the Parent, but provides for income taxes on a separate return basis. Income taxes payable are recorded as a reduction to the receivable from Parent account or as an increase to the payable to Parent account.

The Company owns 50% of Aurora Technology Pte. Ltd ("Aurora"), in a joint venture with Amplus Communication Pte. Ltd. Aurora, a Singapore manufacturing company, manufactures and sells sub-assemblies and other components to the Company and others. Amounts purchased from Aurora for the three months ended March 31, 2006 were $1,793,000. The carrying value of our investment in Aurora, which is accounted for under the equity method, amounted to approximately $762,000 at March 31, 2006 and $713,000 at December 31, 2005.

5. RETIREMENT SAVINGS PLAN

The Company adopted a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The plan allows employer's matching contributions equal to 50% of employees' contributions subject to a maximum of 4% . Contributions to the plan may be made at the discretion of the Board of Directors. The Company contributed $68,000 and $61,000 for the three months ended March 31, 2006 and March 31, 2005, respectively.

6. SEGMENT REPORTING AND OTHER INFORMATION

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

Financial information for each product group is as follows: (in thousands)

	Three Months
	Ended March 31,
	2006	2005
Safety Products
Sales	$13,720	$12,373
Group operating profit	859	439

Automation Products
Sales	$2,242	$1,925
Group operating loss	(222)	(470)

	At
	Mar. 31,	Dec. 31,
	2006	2005
Total Assets
Safety Products	$28,250	$28,935
Automation Products	8,747	6,787

Total	$36,997	$35,722

The Company operates principally in the United States. Sales to foreign customers represented 15%, of total sales in the three months ended March 31, 2006, compared to 13% in the comparable period in 2005.

7. COMMITMENTS AND CONTINGENCIES

The Company offers warranties on certain products and records a liability for the estimated future costs associated with warranty claims, which is based upon historical experience and the Company's estimate of the level of future costs. A reconciliation of the changes in the Company's warranty liability follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Warranty accrual at beginning of period	$286	$285
Accruals for warranties issued	48	15
Expenses incurred	(50)	(65)
	$284	$235

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

8. RECENT ACCOUNTING PRONOUNCEMENTS

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

9. SUBSEQUENT EVENT

On April 25, 2006 we announced that we had entered into a definitive agreement with Omron Corporation ("Omron") whereby Omron will acquire the Safety Products Group ("SPG") of STI. STI has separately entered into an agreement to sell its Automation Products Group ("APG") to a new company formed by members of the Lazzara family who currently serve as officers and directors of STI. The estimated value of the transaction is comprised of $94 million for SPG, $6 million for APG, plus an estimate for certain corporate assets, including cash net of certain liabilities and estimated transaction related expenses. In total, STI estimates that the transactions would value the equity of the Company at approximately $107 million, or approximately $10.76 per basic share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This interim report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. Such forward-looking statements include, but are not limited to, statements regarding the sufficiency of existing cash and future cash flows to satisfy future operating and capital requirements. The Company's actual results could differ materially from those projected in such forward-looking statements as a result of many factors, including, without limitation, those set forth under this section, the section entitled "Risk Factors" below in Item 1A of Part II and elsewhere in this report on Form 10-Q.

Results of Operations

(Amounts in thousands, except percentages)

Scientific Technologies Incorporated (the "Company") is headquartered in Fremont, California and designs, manufactures and distributes electrical and electronic industrial controls such as machine safety and automation sensing products. Our product lines include safety light curtains, safety interlock switches, safety relays, profiling scanners, factory automation sensors, controls, fiber optics, power monitoring, safety mats, safety contact strips, non-contact ultrasonic sensors and controllers, pressure transducers and other electronic equipment supplied to industrial automation, commercial and defense customers. We are organized into two product groups, The Safety Products Group (SPG), comprised of the Optical Sensor Division (OSD) and the Machine Services Division (MSD), and the Automation Products Group (APG).

Sales for the three months ended March 31, 2006 increased 12% to $15,962 from $14,298 in the comparable 2005 period. For the three months ended March 31, 2006, SPG sales grew 11% to $13,720 in the first quarter of 2006 from $12,373 in the comparable 2005 quarter. OSD sales grew 12% in the first quarter of 2006 to $12,869 compared to the first quarter of 2005 as a result of growth in all product lines. MSD reflected a 4% decline in the first quarter of 2006 compared to the first quarter of 2005 as the result of reduced project revenue. For the three months ended March 31, 2006, APG recorded higher sales of level sensor and control components products compared to the same period in 2005, resulting in 17% growth from $1,924 to $2,242.

For the first quarter of 2006, gross profit as a percent of sales (gross margin) improved to 42% from the 38% recorded in the same period in 2005. SPG gross margin of $5,907 for the first quarter of 2006 improved to 43% from 40% in the same 2005 period. At OSD, Interlocks and Mats reported higher margins due to a change in sales product mix to those with a lower relative cost of sales. MSD reported gross profit improvements on improved Lazersafe gross margin. APG gross margin improved to 39% during the quarter ended March 31, 2006 compared to 33% in 2005. This was primarily due to the increased volume of Level Sensor products, which carry a lower relative cost of sales.

Selling, general and administrative expenses for the three months ended March 31, 2006 increased 11% to $4,901 from $4,421 in the same 2005 period. This was primarily the result of $200,000 in transaction costs incurred associated with our recently announced pending merger with Omron Corporation and the sale of APG, and expenses associated with establishing our sales office in China. During second half of 2005, we opened a sales and service office in China to expand our global presence and take advantage of opportunities available in this large market place. As a percentage of sales for the three months ended March 31, 2006, selling, general and administrative expenses were constant at 31%.

Research and development expenses for the first quarter of 2006 increased 11% to $1,159 compared to $1,041 recorded in the first quarter of 2005, as a result increased material and outside product certification expenses. As a percentage of sales, research and development expenses were 7% in the first quarters of 2006 and 2005.

The effective tax rate as of March 31, 2006 was 37% compared to 38% in the comparable 2005 quarter.

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

	Payments due by period (in thousands)
		Less than			Over
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Capital Lease Obligations	$79	$68	$11	$-	$-
Operating Leases	5,796	1,192	2,967	1,637	-
Total	$5,875	$1,260	$2,978	$1,637	$-

Liquidity and Capital Resources
(Amounts in thousands)

We had cash and cash equivalents at March 31, 2006 and December 31, 2005 of approximately $5,910 and $4,773, respectively. Our short-term investments were $2,524 and $2,480 at March 31, 2006 and December 31, 2005, respectively

For the three months ended March 31, 2006 cash provided by operations was $1,276 compared to $28 used in operations in the same period in 2005. Net income was $474 higher in the three months ended March 31, 2006, compared to the same period in 2005. In addition, as a result of increased sales, we experienced an inventory reduction of $64 during the first three months of 2006 compared to a reduction of $431 in the first three months of 2005. Receivable from Parent was reduced by $300 in the three months ended March 31, 2006, compared to a $3 reduction in the same 2005 period. Accounts payable increased by $469, and accrued expenses by $168 in the three months ended March 31, 2006, respectively, compared to a increase of $377 and a reduction of $492 in the comparable period in 2005. This was offset by the $313 increase in accounts receivable and the $119 increase in other assets in the first quarter of 2006 compared to increases of $708 and $71, respectively in the comparable 2005 period.

Available bank borrowings were $6,000, all of which were unused at March 31, 2006 and 2005. The Company's revolving line of credit was renewed in 2005 through June 30, 2006. We are in compliance with all loan covenants under this facility.

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

Critical Accounting Policies

There were no material changes in any of our critical accounting estimates or judgments during the first quarter of 2006.

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

Valuation of Goodwill and Other Long-Lived Assets

We review the recoverability of our long-lived assets, such as fixed assets, goodwill, intangible assets and investments, when events or changes in circumstances indicate that the carrying amount of the asset or asset group may not be recoverable. We had no such impairment trigger event in the three months ended March 31, 2006. The assessment of possible impairment is based on our ability to recover the carrying value of the asset or asset group from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between the estimated fair value and carrying value. The measurement of impairment requires management to estimate future cash flows and the fair value of long-termed assets. In addition, we review the valuation of goodwill at least annually. Based on our review of the cash flows relative to the acquisition of MSD, Lundahl Instruments and PSI-Tronix, we believe the goodwill and other long-lived assets are not stated at more than their fair value.

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

Item 4. CONTROLS AND PROCEDURES.

  Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2006, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

  There were no significant changes in the Company's internal controls, or in other factors that could significantly affect these internal controls, subsequent to the date of our most recent evaluation.

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

In March 2006, Sick A.G., a German corporation, and Sick, Inc., a Minnesota corporation, filed a complaint against us for patent infringement in the United States District Court for the Northern District of California. The Sick complaint seeks injunctive relief, damages, attorneys' fees and costs. We intend to vigorously defend our intellectual property and believe that we have meritorious defenses to this infringement claim; litigation is inherently uncertain, however, and we may or may not prevail in this matter.

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

Approximately eighty-six percent (86%) of our capital stock is currently held by our Parent corporation, Scientific Technology Incorporated, a California corporation. As a result, our Parent has control over matters requiring approval by our shareholders, including the election of directors and the approval of mergers or similar transactions, even if other shareholders disagree. This control, along with provisions of Oregon law affecting acquisitions and business combinations, may delay, deter or prevent a third party from acquiring or merging with us and prevent shareholders from realizing a premium price for their shares associated with an acquisition. This voting control and provisions of Oregon law may also have a negative effect on the market price of our common stock. On April 24, 2006 our Parent Company entered into an agreement whereby its shareholders will sell all of Parent's outstanding Capital Stock to an affiliate of Omron Corporation. In connection with that agreement, we entered into an agreement and plan of merger whereby we will become a wholly owned subsidiary of Omron. These agreements are subject to shareholder approval and customary closing conditions. In the event that the merger is not completed, the price of our common stock could be negatively affected and we will have incurred substantial transaction expenses for which no ultimate benefit will be received.

Items 2 through 5 are not applicable for this reporting period.

Item 6. EXHIBITS.

The following documents are filed as a part of this Report:

Exhibit 10.1 -	Agreement and Plan of Merger PDF
Exhibit 10.2 -	Holdco Stock Purchase Agreement PDF
Exhibit 10.2 -	APG Stock and Asset Purchase Agreement PDF
Exhibit 31.1 -	Section 302 Certification of Chief Executive Officer PDF
Exhibit 31.2 -	Section 302 Certification of Chief Financial Officer PDF
Exhibit 32.1 -	Section 906 Certification of Chief Executive and Chief Financial Officers PDF

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCIENTIFIC TECHNOLOGIES INCORPORATED Registrant
Date: May 15, 2006	/s/Joseph J. Lazzara Joseph J. Lazzara President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2006	/s/ Richard O. Faria Richard O. Faria Vice-President and Chief Financial Officer (Principal Financial Officer)