Form 10-Q
period 2006-06-30
SCIENTIFIC TECHNOLOGIES INC
filed 2006-08-14
CIK 708250

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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
Common stock outstanding as of July 31, 2006 was 9,833,852 shares.

Note: PDF provided as a courtesy

SCIENTIFIC TECHNOLOGIES INCORPORATED
Quarter Ended June 30, 2006

TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

SCIENTIFIC TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except for per share data)

	June 30,	December 31,
Assets	2006	2005
Current assets:
Cash and cash equivalents	$6,356	$4,773
Short-term investments	2,478	2,480
Accounts receivable, net	9,157	9,085
Receivable from Parent	300	228
Inventories	8,899	8,414
Deferred income taxes - current	1,772	1,772
Prepaid expenses and other current assets	552	640
Total current assets	29,514	27,392

Property and equipment, net	3,444	3,224
Deferred income taxes - long-term	2,341	2,341
Investments and other non-current assets	905	785
Goodwill	216	216
Other intangible assets, net	1,597	1,764
Total assets	$38,017	$35,722

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$3,647	$2,481
Accrued expenses	1,361	1,185
Accrued compensation	2,716	2,477
Current portion of capital lease with Parent	--	68
Total current liabilities	7,724	6,211

Capital lease with Parent	--	28
Deferred income taxes	708	708
Total liabilities	8,432	6,947

Commitments and contingencies (Note 7)

Shareholders' equity:
Common stock, $.001 par value; 100,000 shares
authorized; 9,810 and 9,786 shares issued and outstanding	10	10
Capital in excess of par value	6,182	6,022
Retained earnings	23,393	22,743
Total shareholders' equity	29,585	28,775
Total liabilities and shareholders' equity	$38,017	$35,722

The accompanying notes are an integral part of these financial statements.

SCIENTIFIC TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Sales	$17,188	$14,941	$33,150	$29,239

Cost of sales	10,015	8,771	19,232	17,591
Gross profit	7,173	6,170	13,918	11,648

Operating expenses:
Selling, general and administrative	5,906	4,340	10,836	8,776
Research and development	1,122	1,122	2,282	2,164
Amortization of intangible assets	47	47	64	77
Total operating expenses	7,075	5,509	13,182	11,017

Income from operations	98	661	736	631

Interest and other income, net	184	89	331	150

Income before income taxes	282	750	1,067	781

Provision for income taxes	126	240	417	252

Net income	$156	$510	$650	$529

Net income per share:
Basic and diluted	$0.02	$0.05	$0.07	$0.05

Shares used to compute net income per share:
Basic	9,795	9,772	9,788	9,770
Diluted	10,053	9,772	9,993	9,774

The accompanying notes are an integral part of these financial statements

SCIENTIFIC TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months
	Ended June 30,
	2006	2005
Cash flows from operating activities
Net income	$650	$529
Adjustments to reconcile net income to cash
provided by operating activities:
Stock-based compensation	11	--
Allowance for doubtful accounts	(32)	(68)
Depreciation and amortization	758	849
(Gain) Loss on disposal of property and equipment	(6)	2
Warranty reserve	106	13
Changes in assets and liabilities
Accounts receivable	(40)	(558)
Inventories	(485)	507
Receivable from Parent	(72)	140
Prepaid expense and other assets	(32)	(220)
Accounts payable	1,166	341
Accrued expenses	309	(497)
Cash flows provided by operating activities	2,333	1,038

Cash flows from investing activities
Purchase of short-term investments	(444)	(29)
Proceeds from sale of short-term investments	446	--
Proceeds from sales of fixed assets	12	10
Purchase of property and equipment	(817)	(496)
Cash flows used in investing activities	(803)	(515)

Cash flows from financing activities
Repayment of capital lease with Parent	(96)	(34)
Decrease in bank overdraft	--	(466)
Issuance of common stock	149	11
Cash flows provided by (used in) financing activities	53	(489)

Change in cash and cash equivalents	1,583	34

Cash and cash equivalents at beginning of period	4,773	1,107
Cash and cash equivalents at end of period	$6,356	$1,141

Supplemental disclosure of non-cash activities:
Cash paid to Parent for income taxes	$-	$252
Cash paid to Parent for capital lease	$96	$34

The accompanying notes are an integral part of these financial statements.

SCIENTIFIC TECHNOLOGIES INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements for the three and six months ended June 30, 2006 and 2005 are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States of America and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the financial position, results of operations and cash flows of Scientific Technologies Inc. (the "Company") and its subsidiaries for all periods presented.

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

Options under the Plan may be granted for periods of up to ten years and at prices no less than 85% of the estimated fair market value of the shares on the date of grant, provided, however, that (i) the exercise price of an ISO shall not be less than 100% of the estimated fair market value of the shares on the date of grant, and (ii) the exercise price of an ISO granted to a 10% or more shareholder shall not be less than 110% of the estimated fair value of the shares on the date of grant. Most options granted under the Plan through June 30, 2006 vest over a five-year period.

The Company has reserved 600,000 shares of Common Stock for issuance under the 1997 Employee Stock Purchase Plan (the "Purchase Plan"). Employees generally will be eligible to participate in the Purchase Plan if they are customarily employed by the Company for more than 20 hours per week and more than five months in a calendar year and are not (and would not become as a result of being granted an option under the Purchase Plan) 5% Shareholders of the Company. Under the Purchase Plan, eligible employees may choose each year to have up to 15% of their eligible annual compensation withheld to purchase the Company's common stock. Each offering period commences on the first trading day on or after May 1, and November 1 of each year. The price at which the common stock is purchased under the Purchase Plan is 85% of the lesser of the closing price of the Company's common stock on the first day of the applicable offering period or on the last day of that purchase period. The Purchase Plan was terminated on June 15, 2006, in anticipation of the completion of our merger with Omron Corporation.

On December 16, 2004, the Financial Accounting Standard Board ("FASB") issued Statement No. 123 (revised 2004) ("SFAS No. 123R"), "Share Based Payment," which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board ("APB") No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires us to expense the fair value of employee stock options, stock purchases and similar awards and establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods. Effective January 1, 2006, the Company adopted these fair value recognition provisions for all outstanding and unvested share-based payment awards using the modified prospective transition approach, therefore, results for prior periods have not been restated. Under SFAS 123R, the cost of employee services received in exchange for an award of equity instruments is generally measured on the grant date and recognized on a straight-line basis over the period during which an employee is required to provide service in exchange for the award, usually the vesting period.

When valuing stock-based compensation under SFAS No. 123R or previously under SFAS No. 123, we use the Black-Scholes option pricing model to determine the fair value of stock options and employee stock purchase plan shares.

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

Stock-based compensation expense of $11,000, net of forfeitures, was recognized as general and administrative expense during the six months ended June 30, 2006. Our estimated forfeiture rate for the six months ended June 30, 2006 of 11% was based on historical forfeiture experience. In our pro forma information required under FAS 123 for the periods prior to fiscal 2006, we accounted for forfeitures as they occurred. As of June 30, 2006 total unrecognized compensation expense related to unvested options was $72,000.

The following table compares the net income including stock-based compensation recorded under SFAS 123R in 2006 to the Company's net income and net income per share for the prior year as if the Company had recorded compensation costs under SFAS No. 123 for all granted stock-based awards (in thousands, except per share amounts).

Pro-forma 2005 activity under the Plan is set forth below:

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2005	2005

Net income, as reported	$510	$529
Add: Stock-based compensation expense for employees previously determined under intrinsic value method, net of tax effect	--	--
Less: Stock-based compensation expense for employees determined under fair value based method, net of tax effect	(25)	(25)
Pro forma net income	$485	$504
Net income per share - basic and diluted:
As reported	$0.05	$0.05
Pro forma	$0.05	$0.05

The following table reflects the assumptions underlying the FAS 123 calculations.

	2006	2005
Risk interest rate - free	5%	3.4%
Volatility	45%	45%
Dividend rate	0%	0%
Expected life	6.75 Years	6.75 Years

For the six months ended June 30, 2006 options to purchase 32,500 shares of common stock have been issued.

Information relating to stock options outstanding and exercisable at June 30, 2006 is as follows:

	Available for Grant	Number of Shares Outstanding	Weighted Average Exercise Price
Balance at December 31, 2005	247,108	554,666	$5.48
Granted	--	--	--
Exercised	--	(9,475)	$4.22
Cancelled	2,000	(2,000)	$5.56
Balance at March 31, 2006	249,108	543,191	$5.50
Granted	(32,500)	32,500	$6.37
Exercised	--	(6,250)	$6.25
Cancelled	2,000	(4,775)	$3.95
Balance at June 30, 2006	218,608	564,666	$5.57

	Options Outstanding			Options Vested and Exercisable
Exercise Price	Number outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number outstanding	Weighted Average Exercise Price
$3.00 - $ 4.00	172,900	6.1	$ 3.94	95,340	$ 3.99
$4.06 - $ 6.00	282,600	4.4	$ 5.79	261,500	$ 5.85
$6.16 - $ 7.88	100,166	1.3	$ 7.38	100,166	$ 7.38
$8.61 - $10.30	9,000	3.6	$ 9.49	6,000	$ 9.09
	564,666			463,006

2. INVENTORIES

Inventories consist of the following (in thousands):

	June 30,	December 31,
	2006	2005
Finished goods	$2,738	$2,321
Work in process	685	310
Subassemblies	1,658	1,427
Raw materials	3,818	4,356
	$8,899	$8,414

3. NET INCOME PER SHARE

A reconciliation of the numerators and denominators used to compute basic and diluted income per common share is provided below.

	(In thousands)		(Per share)
	Income	Shares	Amount
Three months ended June 30, 2006

Basic earnings per share calculation	$156	9,795	$0.02

Effect of dilutive securities
Stock options		258

Diluted earnings per share calculation	$156	10,053	$0.02

Three months ended June 30, 2005

Basic earnings per share calculation	$510	9,772	$0.05

Effect of dilutive securities
Stock options		-

Diluted earnings per share calculation	$510	9,772	$0.05

Six months ended June 30, 2006

Basic earnings per share calculation	$650	9,788	$0.07

Effect of dilutive securities
Stock options		205

Diluted earnings per share calculation	$650	9,993	$0.07

Six months ended June 30, 2005

Basic earnings per share calculation	$529	9,770	$0.05

Effect of dilutive securities
Stock options		4

Diluted earnings per share calculation	$529	9,774	$0.05

4. RELATED PARTY TRANSACTIONS

The Company provides certain management services to the Parent such as general management and accounting services. The Company charges the cost of these services to the Parent based upon the amount of time employees spent providing these services. Management services charged by the Company to the Parent for the six months ending June 30, 2006 and 2005 totaled $150,000.

The Company leases essentially all of a 95,700 square foot facility owned by an affiliate of the Parent. The Company also leases a 25,000 square foot facility in Logan, Utah owned by the same affiliate. Overhead costs are allocated primarily on the basis of square footage utilized by each party. The amounts paid to this affiliate were $277,000 and $257,000 per quarter during the quarters ended June 30, 2006 and 2005, respectively.

The Company utilizes a receivable from/payable to Parent account to record activity including cash received, cash disbursed and amounts owed to and receivable from the Parent for allocated charges. The net effect of transactions with the Parent resulted in a receivable from Parent of $300,000 at June 30, 2006.

The Company is included in the consolidated tax return of the Parent, but provides for income taxes on a separate return basis.

The Company owns 50% of Aurora Technology Pte. Ltd ("Aurora"), in a joint venture with Amplus Communication Pte. Ltd. Aurora, a Singapore manufacturing company, manufactures and sells sub-assemblies and other components to the Company and others. Amounts purchased from Aurora for the six months ended June 30, 2006 were $2,696,000. The carrying value of the Company's investment in Aurora, which is accounted for under the equity method, amounted to approximately $840,000 at June 30, 2006 and $713,000 at December 31, 2005.

5. RETIREMENT SAVINGS PLAN

The Company adopted a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The plan allows employer's matching contributions equal to 50% of employees' contributions subject to a maximum of 4% . Contributions to the plan may be made at the discretion of the Board of Directors. The Company contributed $94,000 and $162,000, respectively for the three and six months ended June 30, 2006 compared to $64,000 and $125,000 for the comparable periods in 2005.

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

Financial information for each product group is as follows: (in thousands)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Safety Products
Sales	$14,553	$12,809	$28,273	$25,182
Group operating profit	65	850	927	1,289

Automation Products
Sales	$2,635	$2,132	$4,877	$4,057
Group operating profit (loss)	33	(189)	(191)	(658)

	At
	Jun. 30,	Dec. 31,
	2006	2005
Total Assets
Safety Products	$28,432	$28,935
Automation Products	9,585	6,787

Total	$38,017	$35,722

The Company operates principally in the United States. Sales to foreign customers represented 16% and 17% of total sales in the three and six months ended June 30, 2006, respectively, compared to 13% in the comparable periods in 2005.

7. COMMITMENTS AND CONTINGENCIES

The Company offers warranties on certain products and records a liability for the estimated future costs associated with warranty claims, which is based upon historical experience and the Company's estimate of the level of future costs. A reconciliation of the changes in the Company's warranty liability follows (in thousands):

	Three Months Ended June 30,
	2006	2005
Warranty accrual at beginning of period	$284	$235
Accruals for warranties issued	57	145
Expenses incurred	(55)	(108)
	$286	$272

	Six Months Ended June 30,
	2006	2005
Warranty accrual at beginning of period	$286	$285
Accruals for warranties issued	106	159
Expenses incurred	(106)	(172)
	$286	$272

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

8. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (FASB) issued interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently assessing the impact of FIN 48 on our financial statements.

9. MERGER WITH OMRON CORPORATION

On April 25, 2006 the Company announced that it had entered into a definitive agreement with a subsidiary of Omron Corporation ("Omron") whereby Omron will acquire the Safety Products Group ("SPG") of the Company. The Company has separately entered into an agreement to sell its Automation Products Group ("APG") to a new company formed by members of the Lazzara family who currently serve as officers and directors of the Company. The estimated value of the transaction is comprised of $94 million for SPG, $6 million for APG, plus an estimate for certain corporate assets, including cash net of certain liabilities and estimated transaction related expenses. In total, the Company estimates that the transactions would value the equity of the Company at approximately $107 million, or approximately $10.62 per fully diluted share. The Company expects the transaction to close in the third quarter of 2006. These agreements are subject to shareholder approval and customary closing conditions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This interim report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. Such forward-looking statements include, but are not limited to, statements regarding our planned merger with Omron, the sufficiency of existing cash and future cash flows to satisfy future operating and capital requirements. The Company's actual results could differ materially from those projected in such forward-looking statements as a result of many factors, including, without limitation, those set forth under this section, the section entitled "Risk Factors" below in Item 1A of Part II and elsewhere in this report on Form 10-Q.

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

Sales for the three and six months ended June 30, 2006 increased 15% and 13% respectively to $17,188 and $33,150 from $14,941 and $29,239 in the comparable 2005 periods. Second quarter and six months 2006 sales for our SPG segment grew to $14,553 and $28,273, increasing 14% and 12% respectively over $12,809 and $25,182 reported in the same periods in 2005. Within SPG, OSD sales grew 13% in the three and six months ended June 30, 2006 from the comparable periods in 2005, a result of growth in all product lines, especially the OS3100 and our private label light curtain products. Also within SPG, MSD reflected a 22% increase in the second quarter of 2006 compared to the first quarter of 2005 and a 7% increase in sales for the first half of 2006 compared to the first half of 2005, the result of increased project revenue. For the three and six months ended June 30, 2006, our APG segment recorded 24% and 20% sales growth over the same periods in 2005. This was the result of higher sales of level sensor and control components products compared to the same periods in 2005,

For the three and six months ended June 30, 2006, gross profit as a percent of sales (gross margin) improved to 42% from the 41% and 40% recorded in the same periods in 2005. SPG gross margin for the second quarter of 2006 and 2005 remained constant at 42%, while year to date 2006 margins improved to 43% from the 41% recorded in the first six months of 2005. At OSD, interlocks and mats reported higher margins due to a change in sales product mix to those with a lower relative cost of sales. MSD reported gross profit improvements in service revenue due to improved labor utilization on higher revenue. APG gross margin improved to 42% and 41% during the quarter and six months ended June 30, 2006 compared to 41% and 37% in 2005. This was primarily due to the increased volume and a shift in sales mix to level sensor and control component products, which carry a lower relative cost of sales.

Selling, general and administrative expenses for the three and six months ended June 30, 2006 increased 36% and 23%, respectively to $5,906 and $10,836 from $4,340 and $8,776 in the same 2005 periods. This was primarily the result of approximately $1,088 in transaction costs incurred associated with our recently announced pending merger with Omron Corporation and the sale of APG, costs associated with higher sales; such as commissions, advertising, printing and other sales support expenses; currency fluctuations and to a lesser extent, increased expenses associated with our sales office in China. During the second half of 2005, we opened a sales and service office in China to expand our global presence and take advantage of opportunities available in this large marketplace. As a percentage of sales for the three and six months ended June 30, 2006, selling, general and administrative expenses were 34% and 33%, respectively.

Research and development expenses were unchanged at $1,122 for the second quarter of 2006 and 2005. Year to date research and development expenses increased 5% to $2,282 from the $2,164 in 2005, as a result of increased material and outside product certification expenses, partially offset by lower consulting expenses. As a percentage of sales, research and development expenses were 7% in the second quarter and first six months of 2006, compared to 8% and 7% in the same periods of 2005.

The effective tax rate as of June 30, 2006 was 39% compared to 32% in the comparable 2005 period This was the result of the expiration of the federal research and development credit.

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

	Payments due by period (in thousands)
		Less than			Over
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Operating Leases	$5,475	$1,192	$2,967	$1,316	$-
Total	$5,475	$1,192	$2,967	$1,316	$-

Liquidity and Capital Resources

(Amounts in thousands)

We had cash and cash equivalents at June 30, 2006 and December 31, 2005 of approximately $6,356 and $4,773, respectively. Our short-term investments were $2,428 and $2,480 at June 30, 2006 and December 31, 2005, respectively.

For the six months ended June 30, 2006 cash provided by operations was $2,333 compared to $1,038 provided by operations in the same period in 2005. Net income was $121 higher in the six months ended June 30, 2006, compared to the same period in 2005. In addition, in anticipation of increased sales, we increased inventory by $485 during the first six months of 2006 compared to a reduction of $507 in the first six months of 2005. Receivable from Parent increased by $72 in the six months ended June 30, 2006, compared to a $140 reduction in the same 2005 period. Accounts payable increased by $1,166, and accrued expenses by $176 in the six months ended June 30, 2006, respectively, primarily due to unpaid merger related expenses, compared to an increase of $341 and a reduction of $575 in the comparable period in 2005. This was offset by the $72 increase in accounts receivable and the $88 decrease in other assets in the first six months of 2006 compared to increases of $626 and $131, respectively in the comparable 2005 period.

Available bank borrowings were $6,000, all of which were unused at June 30, 2006 and 2005. The Company's revolving line of credit was renewed in 2006 through June 30, 2007. We are in compliance with all loan covenants under this facility.

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

Valuation of Goodwill and Other Long-Lived Assets

We review the recoverability of our long-lived assets, such as fixed assets, goodwill, intangible assets and investments, when events or changes in circumstances indicate that the carrying amount of the asset or asset group may not be recoverable. We had no such impairment trigger event in the three and six months ended June 30, 2006. The assessment of possible impairment is based on our ability to recover the carrying value of the asset or asset group from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between the estimated fair value and carrying value. The measurement of impairment requires management to estimate future cash flows and the fair value of long-termed assets. In addition, we review the valuation of goodwill at least annually. Based on our review of the cash flows relative to the acquisition of MSD, Lundahl Instruments and PSI-Tronix, we believe the goodwill and other long-lived assets are not stated at more than their fair value.

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

Item 4. CONTROLS AND PROCEDURES.

  Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2006, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

  There were no significant changes in the Company's internal controls, or in other factors that could significantly affect these internal controls, subsequent to the date of our most recent evaluation.

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

In March 2006, Sick A.G., a German corporation, and Sick, Inc., a Minnesota corporation, filed a complaint against us for patent infringement in the United States District Court for the Northern District of California.  The Sick complaint seeks injunctive relief, damages, attorneys' fees and costs.  We intend to vigorously defend our intellectual property and believe that we have meritorious defenses to this infringement claim; litigation is inherently uncertain, however, and we may not prevail in this matter.

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

We may need to raise additional capital.

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

Our Parent company has voting control over us, and our planned merger with Omron causes uncertainties.

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

On April 24, 2006 our Parent Company entered into an agreement whereby its shareholders will sell all of Parent's outstanding capital stock to an affiliate of Omron Corporation. In connection with that agreement, we entered into an agreement and plan of merger whereby we will become a wholly owned subsidiary of Omron. These agreements are subject to shareholder approval and customary closing conditions. In the event that the merger is not completed, the price of our common stock could be negatively affected and we will have incurred substantial transaction expenses for which no ultimate benefit will be received. In addition, the diversion of management attention from our day-to-day business and the unavoidable disruption to our employees and relationships with customers as a result of efforts and uncertainties relating to our anticipated merger with Omron may detract from our ability to grow revenues and minimize costs, which, in turn may lead to a loss of market position that we could be unable to regain if the merger does not occur. Moreover, the delay in closing the planned merger could have an adverse effect on our revenues in the near-term if customers delay, defer, or cancel purchases pending completion of the planned merger with Omron.

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

SCIENTIFIC TECHNOLOGIES INCORPORATED Registrant
Date: August 14, 2006	/s/Joseph J. Lazzara Joseph J. Lazzara President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2006	/s/ Richard O. Faria Richard O. Faria Vice-President and Chief Financial Officer (Principal Financial Officer)